Form 10-K
period 1993-12-31
ASHLAND COAL INC
filed 1994-03-30
CIK 833890

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9993

                               ASHLAND COAL, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                                  61-0880012
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

    2205 Fifth Street Road, Huntington, West Virginia                25701
        (Address of principal executive offices)                  (Zip Code)

      P. O. Box 6300, Huntington, West Virginia                    25771
                  (Mailing address)                             (Zip Code)

       Registrant's telephone number, including area code: (304) 526-3333

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                        WHICH REGISTERED
- ------------------------------------------------  -------------------------------
     Common Stock, par value $.01 per share           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 10, 1994, based on the New York Stock Exchange closing price, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $182,300,000. In determining this figure, Ashland Coal, Inc. has assumed that all of its executive officers, directors and persons known to it to be the beneficial owners of more than five percent of its common stock (assuming conversion of Ashland Coal, Inc. preferred stock) are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

    At March 10, 1994, there were 13,658,732 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Ashland Coal, Inc.'s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 1994 (1994 Proxy Statement), are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
      Item  1. Business...................................................     1
      Item  2. Properties.................................................     7
      Item  3. Legal Proceedings..........................................     8
      Item  4. Submission of Matters to a Vote of Security Holders........     9
      Item  X. Executive Officers of the Registrant.......................     9
PART II
      Item  5. Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................     9
      Item  6. Selected Financial Data....................................    10
      Item  7. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    11
      Item  8. Financial Statements and Supplementary Data................    17
      Item  9. Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    38
PART III
      Item 10. Directors and Executive Officers of the Registrant.........    38
      Item 11. Executive Compensation.....................................    38
      Item 12. Security Ownership of Certain Beneficial Owners and
                Management................................................    38
      Item 13. Certain Relationships and Related Transactions.............    38
PART IV
      Item 14. Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................    39

                                    PART I.

ITEM 1. BUSINESS

    Ashland Coal, Inc. (Ashland Coal or the Company) is engaged in the mining, processing, marketing and distribution of low-sulfur bituminous coal. The Company sells its coal primarily to electric utilities in the eastern United States. The Company also exports coal, primarily to European customers. Ashland Coal was incorporated in Delaware in 1975.

    The Company's consolidated results for 1993 were significantly affected by a selective strike by the United Mine Workers of America (UMWA) from May to December 1993 against the operations of two subsidiaries of the Company's
Dal-Tex Coal Corporation subsidiary (Dal-Tex) and the operations of the Company's Hobet Mining, Inc. subsidiary (Hobet). These Dal-Tex subsidiaries (Dal-Tex Subsidiaries) and Hobet were signatories to the National Bituminous Coal Wage Agreement of 1988 (1988 Wage Agreement). For further information about the strike and the terms of its settlement, see "Employees" on page 4.

    The Company was engaged in preliminary discussions with Arch Mineral Corporation about a possible business combination of the two entities, but the parties terminated these discussions in mid-February 1994.

    For the year ended December 31, 1993, the Company and its independent operating subsidiaries sold approximately 16 million tons of coal, as compared to approximately 19.1 and 14.3 million tons sold in 1992 and 1991, respectively. Approximately 57% of the total number of tons sold during 1993 was sold under long-term contracts as compared to approximately 66% for 1992 and 67% for 1991. The balance was sold on the spot market (which includes contracts with a duration of one year or less). In 1993, the Company sold approximately 2.1 million tons of coal in the export market, compared to approximately 3.9 million tons in 1992 and 3.8 million tons in 1991. Approximately 61%, 71% and 71% of total revenues for 1993, 1992 and 1991, respectively, were derived from long-term contracts. For the year ended December 31, 1993, the Company's independent operating subsidiaries produced approximately 14.2 million tons of coal as compared to approximately 16.7 and 12.2 million tons for 1992 and 1991, respectively. In addition, the Company purchased for resale approximately 1.6 million tons of coal during 1993 and approximately 2.0 million tons of coal during each of 1992 and 1991.

    Selling prices in many of the Company's long-term coal sales contracts are adjusted for changes in broad price indices and labor costs, including wage rates and other benefits under the National Bituminous Coal Wage Agreement of 1993 (Wage Agreement) between the UMWA and the Bituminous Coal Operators' Association (BCOA), or any successor agreement. Some of these contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed. In addition, most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, usually by not more than 15%, the quantity of coal purchased under the contract in a particular year.

    In addition to customary adjustment provisions, in order to accommodate changing market or operational conditions, the renegotiation of coal sales contract terms after execution of the contract is not unusual in the industry. During 1993, the Company completed the renegotiation of three low-sulfur coal supply agreements with Appalachian Power Company (APCO), an operating subsidiary of the American Electric Power Company and two supply agreements with Consumers Power Company (Consumers). The coal under all the APCO contracts is for delivery principally to APCO's John E. Amos Plant in Putnam County, West Virginia. One APCO contract, which is supplied by Hobet, was to expire on September 30, 1998, but has now been extended to December 31, 2003. Under the original contract, approximately 1.1 million tons would have been shipped in 1994, and thereafter the tonnage was scheduled to decline each year until the contract's 1998 expiration. The amended contract calls for annual coal deliveries of 1.2 million tons beginning January 1, 1994, and continuing to December 31, 2003. It also provides for significant price reductions on January 1, 1994, July 1, 1994 and January 1, 1995. In addition, the price under a second APCO contract, which is supplied by Dal-Tex and expires on December 31, 1994, was reduced and will be reduced again on July 1, 1994. In connection with the foregoing price reductions, a third APCO contract, under which shipments from Dal-Tex are to begin on January 1, 1995, and which originally was to expire on December 31, 1999, has been extended through December 31, 2003.

    One Consumers contract, which is supplied by Dal-Tex, was renegotiated to decrease the annual tonnage from 1 million tons a year to 970,000 tons, and the price was reduced through December 31, 1994. Thereafter, the contract price returns to the price that was in effect before the reduction, as adjusted under the terms of the contract to December 31, 1994. The per ton price of a second Consumers contract was reduced pursuant to a price reopener provision. In addition, the parties amended the quality provisions and extended the term of this contract two years. The quantities deliverable under this contract did not change.

    The Company estimates that as of December 31, 1993, approximately 723 million recoverable tons of proven and probable coal reserves were held by the Company's subsidiaries in West Virginia and eastern Kentucky, of which approximately 276 million tons are recoverable using surface mining methods. A more detailed discussion of the Company's coal reserves is set forth below in
Item 2. PROPERTIES, Coal Reserves, on page 8. Based upon limited information obtained from preliminary prospecting, drilling and coal seam analysis, the Company estimates that a substantial portion of this coal has a sulfur content of 1 percent or less, some of which is compliance coal. Sulfur content of 1 percent or less refers to percentage by weight, while "compliance coal" is coal which emits 1.2 pounds or less of sulfur dioxide per million BTU upon combustion without the aid of sulfur reduction technology.

OPERATIONS

MINGO LOGAN COAL COMPANY

    Mingo Logan Coal Company (Mingo Logan), an independent operating subsidiary of the Company, conducts its operations in Mingo County, West Virginia, on approximately 20,600 acres containing approximately 110 million recoverable tons of low-sulfur and compliance coal.

    Mingo Logan's operations consist of surface mining operations conducted by two independent contract miners, four underground mines operated by two other independent contract miners, and a longwall mine (Mountaineer Mine) operated by Mingo Logan. Mingo Logan's Black Bear preparation plant has a plant feed capacity of 1,600 tons per hour, and is connected to the Mountaineer Mine by a 2-mile overland conveyor. The Black Bear preparation plant is connected to the loadout on the Norfolk Southern Railway Company (Norfolk Southern) railroad by a second overland conveyor that is approximately seven-tenths of a mile in length. The preparation plant, loadout and conveyors are located on land leased from Pocahontas Land Corporation, an affiliate of Norfolk Southern. The Black Bear preparation plant and loadout have silo storage capacity of approximately 19,500 tons of raw coal and approximately 24,000 tons of clean coal, respectively. In addition, the loadout has ground storage capacity of approximately 100,000 tons. The loadout facility is capable of loading a 13,000-ton unit train in less than four hours. Mingo Logan operations produced approximately 7 million tons of coal during 1993.

DAL-TEX COAL CORPORATION

    Dal-Tex, an independent operating subsidiary of the Company, conducts its operations on approximately 22,000 acres of coal lands located primarily in Logan County, West Virginia, containing approximately 214 million tons of recoverable reserves of low-sulfur and compliance coal. Dal-Tex's operations currently consist of two surface mines operated by a Dal-Tex subsidiary using mountaintop removal techniques and three deep mines, two operated by a Dal-Tex subsidiary and one operated by a contract miner. At the surface mines, two 51-cubic-yard shovels and other large excavators are used for overburden removal. Continuous miner units are utilized in the deep mine operations. The Dal-Tex operations include the Monclo preparation plant located on the CSX Transportation (CSXT) rail system which is capable of a raw coal feed of 2,000 tons per hour. This plant is capable of loading a 14,000-ton unit train in less than four hours. Approximately 2.8 million tons of coal were produced at all of the Dal-Tex operations during 1993.

HOBET MINING, INC.

    Hobet, an independent operating subsidiary of the Company, operates two large surface mines in southern West Virginia. The Hobet 21 mine in Boone County, West Virginia, currently has reserves dedicated to it of approximately 62 million recoverable tons of coal, of which 42 million tons are recoverable by surface mining. This mine uses mountaintop removal techniques and modern surface mining equipment, including a 72-cubic-yard walking dragline and a 51-cubic-yard shovel. The mine's operations include the 850-ton-per-hour Beth Station preparation plant. The Company expects to expand the raw coal handling and blending capabilities of this plant by late 1994 or early 1995. A 5-mile overland conveyor belt system transports the coal from the mine to the Beth Station preparation plant where the coal is cleaned and loaded into railcars at the adjacent 125-car rail siding for shipment on the CSXT rail system. The Beth Station preparation plant has a storage capacity in silos of 5,000 tons of raw coal and 10,000 tons of clean coal. The Hobet 21 mine produced about 1.5 million marketable tons of coal during 1993. A new underground mine with an initial production rate of 250,000 tons per year is planned to be opened at the Hobet 21 mine in the third quarter of 1994.

    The Hobet 07 mine, located in Mingo and Logan Counties, West Virginia, currently has reserves dedicated to it of approximately 42 million recoverable tons of coal. This mine uses mountaintop removal techniques and modern surface mining equipment including a 72-cubic-yard walking dragline and two 27-cubic-yard shovels. The mine's operations include the 950-ton-per-hour Pine Creek preparation plant. This plant has the capability of loading a 10,000-ton unit train in less than eight hours. Coal is loaded into railcars on the facility's 100-car rail siding, which is served by the CSXT rail system. The Pine Creek preparation plant has a storage capacity in silos of 10,000 tons of raw coal and 15,000 tons of clean coal. This mine produced about .8 million marketable tons of coal during 1993. It is currently anticipated that operations at the Hobet 07 mine will be suspended by the end of the decade based on current coal price and mining cost projections. See the Outlook section of Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 13 below.

COAL-MAC, INC.

    Coal-Mac, Inc. (Coal-Mac), another independent operating subsidiary of the Company, conducts mining operations in eastern Kentucky. Coal-Mac and other subsidiaries of the Company control approximately 51 million recoverable tons of coal reserves in Johnson, Martin, Pike, and Floyd Counties, Kentucky. Coal-Mac operates surface mines and independent contractors operate underground mines in Floyd County, Kentucky. Total production from Coal-Mac's surface and underground operations during 1993 was approximately 2.0 million tons of coal.

TRANSPORTATION

    Coal from the mines of the Company's independent operating subsidiaries is transported by rail, truck and barge to domestic customers and to inland waterway and Atlantic seaboard transloading facilities for shipment to international customers. During 1993, approximately 74% of the coal sold by the Company was shipped to the customer by rail, 21% was shipped by barge and 5% was shipped by truck.

    Tri-State Terminals, Inc., an independent operating subsidiary of the Company, operates the Lockwood Dock situated on a 60-acre tract on the Big Sandy River approximately seven miles upstream from its confluence with the Ohio River. The Lockwood Dock is comprised of a truck receiving and coal storage facility, a 1,400-ton-per-hour crushing and blending facility and a barge loading facility capable of loading a 1,500-ton barge every 70 minutes. In addition, coal sold through this facility may be loaded into trucks for delivery to customers. During 1993, 3.6 million tons of coal were loaded and shipped from the Lockwood Dock. Of this amount, 3.2 million tons were loaded and shipped for the Company's account and .4 million tons were loaded and shipped for third parties for a fee.

    The Company owns  a 17.5  percent interest in  Dominion Terminal  Associates
(DTA), which leases and operates a ground storage-to-vessel coal transloading facility (the DTA Facility) in Newport News, Virginia. The DTA Facility has a throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. During 1993, DTA loaded through the DTA Facility approximately 1.0 million tons of coal for the Company's account. The DTA Facility serves international customers, as well as domestic coal users located on the eastern seaboard of the United States. For additional information concerning the Company's investment in DTA, see Note 4 to the Company's Consolidated Financial Statements on page 27 below, and incorporated by reference in this Item 1.

EMPLOYEES

    As of March 1, 1994, the Company and its independent operating subsidiaries employed a total of 1,687 people (including 24 part-time employees), of whom 772 are represented by the UMWA. Hobet and the Dal-Tex Subsidiaries were signatories to the 1988 Wage Agreement, which expired by its terms on February 1, 1993. On February 2, 1993, a selective strike was commenced by the UMWA against another coal company, which strike later expanded to other coal companies. The operations of the Company's independent operating subsidiaries were not interrupted by that strike, but pursuant to an agreement (Assistance Agreement) among members of the BCOA, Hobet and the Dal-Tex Subsidiaries made payments for the benefit of BCOA members that were struck. The selective strike ended and obligations in respect of such strike under the Assistance Agreement also ended on March 2, 1993, when the UMWA and BCOA agreed to extend the 1988 Wage Agreement to May 3, 1993. However, on May 18, 1993, each of Hobet and the Dal-Tex Subsidiaries were struck by the UMWA. On December 16, 1993, union miners returned to work at the mines of Hobet and the Dal-Tex Subsidiaries following ratification of the Wage Agreement on December 14, 1993. The Wage Agreement provides for a total wage increase of $1.30 per hour over the first three years of the contract, changes in medical coverage providing for deductibles and copayments, more flexible work rules that will permit coal production to take place 24 hours a day and seven days a week, increases in employer contributions to an education and retraining fund, and employer contributions to fund the new Labor Management Positive Change Program and the new 1993 Benefit Fund created by the Wage Agreement. The contract provisions of the Wage Agreement applicable to wages, pensions and medical benefits are fixed for the first three years of the contract, but thereafter wages and pension benefits are subject to renegotiation at the UMWA's election and certain provisions of the medical plan are subject to renegotiation at either the UMWA's or the BCOA's election. The Labor Management Positive Change Program mandated by the Wage Agreement establishes a board comprised of union and management representatives to explore methods of increasing productivity and efficiency.

    In connection with the Wage Agreement, the UMWA and BCOA also entered into a Memorandum of Understanding that requires that certain jobs at mines of Ashland Coal's nonunion subsidiaries be offered to UMWA miners under the following conditions. At any existing, new or newly acquired operation of a nonunion subsidiary of Ashland Coal, the subsidiary must offer the first three of every five job openings for certain jobs to active and laid-off employees of any union subsidiary. The first two jobs must be filled from among the senior laid-off and active miners of any union subsidiary of the Company provided such miners have the ability to step in and perform the job at the time the job is awarded. The third job must be filled with the senior laid-off or active miner of any union subsidiary provided such miner has the ability to step in and perform the work of the job at the time the job is awarded and has actually performed the job within the last three years. The final two out of five jobs may be filled from any source at the sole discretion of the nonunion subsidiary's management. Similarly, Ashland Coal's nonunion coal mining subsidiaries must require certain of their lessees, licensees, contractors and subcontractors that are engaged after the date of execution of the Memorandum of Understanding to offer the first three of every five job openings for certain jobs to active and laid-off UMWA-represented employees at any Ashland Coal union subsidiary. Generally, this requirement applies only where both (i) the lessees, licensees, contractors and subcontractors produce and process coal for the nonunion subsidiaries and (ii) the coal is sold by the nonunion subsidiaries. Ashland Coal's union subsidiaries do not currently have any laid-off union workers. Finally, the Memorandum of Understanding prohibits Ashland Coal and its nonunion subsidiaries from engaging in any transaction, restructuring or reorganization for the purpose of evading obligations under the Memorandum of Understanding. For additional discussion, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning below on page 11. The Company believes that the provisions of the Wage Agreement and the Memorandum of Understanding, taken as a whole, will not significantly change the costs experienced under the 1988 Wage Agreement.

REGULATIONS AFFECTING COAL MINING

    Coal mining is subject to strict regulation by federal, state and local authorities, including, most significantly, with respect to permitting and environmental matters and health and safety matters.

PERMITTING AND ENVIRONMENTAL MATTERS

    Numerous permits are required for mining operations. The Company believes all permits required to conduct present mining operations have been obtained. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained.

    The federal Surface Mining Control and Reclamation Act of 1977 (SMCRA) was enacted to regulate certain surface mining of coal and the surface effects of underground mining. Kentucky and West Virginia have similar laws and regulations regulating surface and deep mining that impose, among other requirements, reclamation and environmental requirements and standards.

    The federal Clean Water Act affects coal mining operations by imposing effluent discharge restrictions on pollutants discharged into waters. Kentucky and West Virginia also have laws restricting discharges of pollutants into the waters of those states. In addition, the United States Environmental Protection Agency (EPA) has permitting requirements for storm water discharges from industrial facilities. These regulations require permits for some aspects of mining operations. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into waters. Further, as a result of a recent court decision, mining operations may be subject to Clean Water Act regulations for discharges into some ponds created to treat coal mining wastes. Previously, these ponds were not considered waters regulated by the Clean Water Act. Kentucky and West Virginia are also developing groundwater protection programs, but such programs have not been implemented and consequently the effect such programs may have on coal mining operations is unclear.

    The federal Resource Conservation and Recovery Act (RCRA) and implementing federal regulations exclude from the definition of hazardous waste all coal extraction, beneficiation and processing wastes. Additionally, other coal mining wastes which are subject to a SMCRA permit are exempt from RCRA permits and standards. Kentucky and West Virginia similarly exempt coal mine waste from their respective state hazardous waste laws and regulations. The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, affects coal mining operations by imposing a cleanup requirement for threatened or actual releases of hazardous substances, other than the foregoing exempted hazardous waste, that may endanger public health or welfare or the environment.

    The federal Clean Air Act, as amended in 1990, imposes numerous requirements on various categories of emission sources. While the new statutory requirements do not directly impose new requirements on coal mining emission sources, it is possible that the EPA will implement the statute in a way that will impose additional regulatory requirements on industry sources including a duty to obtain an operating permit not previously required. The EPA previously published rules which do not require coal mines to include fugitive emissions in determining the applicability of the Clean Air Act's Prevention of Significant Deterioration Program. Although this rule was challenged, the rule was upheld and no appeal to the decision was filed. In addition, West Virginia state air regulations impose permitting obligations and performance standards on certain coal preparation plants and coal handling facilities such as crushers and screeners.

HEALTH AND SAFETY MATTERS

    The federal Mine Safety and Health Act of 1977 imposes health and safety standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting and the equipment used in mining operations. The Black Lung Benefits Reform Act of 1977 generally requires each coal mine operator to secure payment of federal and state black lung benefits to its employees through insurance, bonds or contributions to a state-controlled fund. The Black Lung Benefits Reform Act of 1977 also provides for the payment from a trust fund of benefits and medical expenses to employees for whom no benefits have been obtainable from their employer. This trust is financed by a tax on coal sales.

    The Coal Industry Retiree Health Benefit Act of 1992 (Benefit Act) addressed two underfunded trust funds which were to provide medical benefits for certain UMWA retirees. The Benefit Act provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund, which is funded by a federal tax on coal production. This funding arrangement commenced February 1, 1993. Some former employers have filed suits challenging the constitutionality of the Benefit Act, but the eventual outcome of such litigation is uncertain.

COMPLIANCE WITH REGULATORY REQUIREMENTS AND EXISTING ENVIRONMENTAL LIABILITY

    The Company's independent operating subsidiaries endeavor to conduct their operations in compliance with all applicable federal, state and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry. Mingo Logan and Dal-Tex are each a party to civil proceedings as a result of alleged failures to comply with mandatory federal or state health and safety regulations. Each of these proceedings involves a fatality and could result in the imposition of civil penalties. The Company believes that any adverse result, if incurred, would not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

    Hobet, Sharples Coal Company, which is a subsidiary of Dal-Tex, Mingo Logan and other unrelated coal mining companies, individually, are parties to a civil proceeding with respect to the alleged failure of each of them to handle a respirable dust sampling cassette in accordance with regulations of the Mine Safety and Health Administration. Violations of federal and state health and safety regulations can result in civil and criminal penalties. To date, the monetary penalties assessed in respect of violations of these regulations have not been material and the Company does not anticipate that future assessments in respect of violations to date will be material to the Company's financial condition, results of operations or liquidity.

    Mingo Logan is a party to civil and administrative proceedings brought by owners of commercial surface property overlying part of Mingo Logan's Mountaineer Mine. These proceedings seek revocation of mining permits for the Mountaineer Mine and seek damages for alleged business disruptions and loss of a water well. It is unlikely that Mingo Logan's mining permits will be revoked as a result of these proceedings. It is impossible to predict the outcome of the damage claim at this stage of the proceedings, but any adverse result, if incurred, is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

    The Company is not aware of any existing conditions on property in which it has an ownership or other interest that would give rise to material liability under federal, state and local environmental laws, regulations or ordinances.

    The Company believes that continued compliance with regulatory standards will not substantially affect its ability to compete with similarly situated coal mining companies. The cost of regulatory compliance, however, frequently increases the cost of mining coal and to this extent makes coal less competitive with alternative fuels.

TRADEMARKS AND TRADENAMES

    Under an agreement executed in 1993, Ashland Oil, Inc. (Ashland Oil) granted the Company permission to continue using the Ashland name on a year to year basis after August 11, 1993, absent written notice from Ashland Oil to cease using the name at the end of the then applicable one year period. The Company also is permitted to use Ashland trademarks until July 1, 1994. If Ashland Oil's ownership in the Company ever falls below 35%, Ashland Oil may require the Company to remove the name Ashland from the Company's and its subsidiaries' names.

RELIANCE ON MAJOR CUSTOMERS

    The Company's total sales to subsidiaries of American Electric Power Company and Cincinnati Gas & Electric Company accounted for approximately 20 and 16 percent, respectively, of the Company's total revenues in 1993. The loss of these customers could have a material adverse effect on the Company's business and results of operations.

COMPETITION

    The  coal  industry  is  highly   competitive,  and  the  Company   competes
(principally in price, location and quality of coal) with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than the Company. Most long-term supply agreements and spot market orders are the result of competitive bidding. Coal also competes with other energy sources such as oil, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, the cost and other factors, such as safety and environmental considerations, relating to these alternative fuels will affect the overall demand for coal as a fuel.

ITEM 2. PROPERTIES

    As of December 31, 1993, the Company's subsidiaries controlled, primarily through long-term leases, approximately 130,604 and 114,581 acres of coal lands in West Virginia and eastern Kentucky, respectively. The Company's subsidiaries also control through ownership or long-term leases 917 acres of land in eastern Kentucky and West Virginia, which are used either for its coal processing facilities or are being held for possible future development. The Pine Creek, Beth Station and Black Bear preparation plants are located on properties held under leases which expire in 2030, 2022 and 2007 (with an optional 20-year extension), respectively. The Company's headquarters occupy approximately 52,000 square feet of leased space at 2205 Fifth Street Road, Huntington, West Virginia. The headquarters lease expires March 31, 1998. The descriptions of the Mingo Logan, Dal-Tex, Hobet and Coal-Mac mines set forth above in Item 1. BUSINESS are hereby incorporated into this Item 2. by reference.

    The Company's subsidiaries currently own or lease the equipment that is significant to their mining operations. Hobet leases equipment under leases that expire in 2003 and 1995. Hobet and Dal-Tex also utilize surface mining equipment leased pursuant to a sale and leaseback transaction entered into in January 1993. The lease term expires in January 1996. For further information about this 1993 transaction see Note 18 to the Company's Consolidated Financial Statements on page 36 below.

    The Company, through its subsidiaries, owns a 17.5 percent interest in DTA, which is the lessee and operator of a ground storage-to-vessel coal transloading facility at Newport News, Virginia (see Item 1. BUSINESS -- Transportation).

COAL RESERVES

    The Company estimates that Company subsidiaries had, as of December 31, 1993, approximately 723 million recoverable tons of proven and probable coal reserves. Reserve totals vary from year to year for each Company subsidiary depending upon the amount of coal mined in any year, the acquisition and disposition of reserves in such year and exploration and development activity. The following table presents the Company's estimate of such reserves:

                                RECOVERABLE COAL

                                                    PROVEN  PROBABLE  TOTAL
                                                    ------  --------  -----
                                                      (MILLIONS OF TONS)
West Virginia.....................................   313.2    359.1   672.3
Kentucky..........................................    34.5     16.1    50.6
                                                    ------  --------  -----
    Total.........................................   347.7    375.2   722.9
                                                    ------  --------  -----
                                                    ------  --------  -----

    Substantially all of the coal reserves held by the Company's subsidiaries are controlled by leases which will not expire until the exhaustion of minable and merchantable coal. The remaining leases have primary terms expiring in various years ranging from 1994 to 2013, and most contain options to renew for stated periods. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In certain cases a lease bonus is required, payable either at the time of execution of the lease or in annual installments following such execution. In most cases, the lease bonus amount is applied to reduce future production royalties. Subsidiaries of the Company own, lease or control 28,679 acres of coal lands upon which exploration has not been conducted.

    Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and, thereby, encourages a greater demand for low-sulfur coal. Based upon limited information obtained from preliminary prospecting, drilling and coal seam analysis, the Company estimates that a substantial portion of the reserves held by Company subsidiaries consists of low-sulfur coal with a sulfur content of 1 percent or less, some of which is compliance coal. Most of the Company's reserves are primarily suitable for the steam coal markets. However, a substantial portion of the coal reserves at Mingo Logan may also be used as a high-volatile, low-sulfur metallurgical grade coal.

    The net book value, based on historical cost, of such mineral reserves at December 31, 1993, was $460 million, consisting of $15 million of prepaid royalties included in current assets, $54 million of prepaid royalties classified as an other asset and $391 million net book value of coal lands and mineral rights. Of this carrying value, approximately $31 million is attributable to certain reserves which are not currently in production and for which there are no current plans for significant production. In addition, as of December 31, 1993, future royalty commitments relating to these properties were approximately $3 million. See Note 6 to the Company's Consolidated Financial Statements beginning on Page 28 below and incorporated by reference in this Item 2.

    Consistent with industry practice, a limited investigation of title to coal properties is conducted prior to leasing. The titles of the lessors or grantors and the boundaries of leased properties are not completely verified until such time as the Company's independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected.

ITEM 3. LEGAL PROCEEDINGS

    There is a pending suit in Circuit Court for Mingo County, West Virginia, filed September 3, 1993, by the administrator of an estate of a deceased employee of Mingo Logan. The employee died in an accident involving the longwall mining equipment at the Mountaineer Mine. The suit is based on product liability, breach of warranty, and negligence claims against Mingo Logan and other unrelated defendants, including the equipment manufacturer, and alleges compensatory and punitive damages of $45 million. Mingo Logan denies responsibility for the accident and the Company believes that the claim will not have a material adverse effect on its financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1993.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the Company's executive officers, their ages and their positions and offices held during the last five years (Senior Vice Presidents are listed alphabetically):

         WILLIAM C.  PAYNE, 61,  is  Chairman of  the  Board of  Directors,  and
     President and Chief Executive Officer, and has served in such capacities since 1992 and 1987, respectively. He has served as a Director since 1987.

         C. HENRY BESTEN, JR., 46, is Senior Vice President, Marketing, and has served in this capacity since July 1990. From 1987 to 1990, he served as Administrative Vice President, Administration and Coal Resources.

         MARC R. SOLOCHEK, 48, is Senior Vice President and Chief Financial Officer and has served in these capacities since July 1990. From 1983 to 1990, he served as Administrative Vice President and Chief Financial Officer and from 1983 to 1992, he served as Treasurer.

         KENNETH G. WOODRING, 44, is Senior Vice President, Operations, and has served in this capacity since 1989.

         ROY F. LAYMAN, 48, is Administrative Vice President, Law and Human Resources, and Secretary, and has served in these capacities since April 1993. From 1987 to 1990, he served as Vice President, General Counsel and Secretary and from July 1990 to April 1993 he served as Administrative Vice President, General Counsel and Secretary.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's par value $.01 Common Stock (Common Stock) is listed and traded on the New York Stock Exchange and also has unlisted trading privileges on the Chicago Stock Exchange (symbol: ACI).

    Information regarding the Company's Common Stock is shown in the following table.

                                                                                QUARTER ENDED
                                            --------------------------------------------------------------------------------------
                                                               1993                                        1992
                                            ------------------------------------------  ------------------------------------------
                                              3/31       6/30       9/30       12/31      3/31       6/30       9/30       12/31
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Dividend per common share.................  $.10       $.10       $.10       $.10       $.10       $.10       $.10       $.10
Market price per common share
  High....................................  27 3/4     25 7/8     31 1/2     31 3/4     38         37 3/4     30 3/4     30 1/4
  Low.....................................  24 1/2     22         23 1/2     27 1/8     26 3/4     29         23 5/8     25 1/8

    The Company paid its first quarterly dividend in the fourth quarter of 1988. The Company increased its dividend in the fourth quarter of 1989 and the third quarter of 1990. The Company expects to continue paying regular cash dividends, although there is no assurance as to the amount or payment of dividends in the future because they are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restriction described in Note 7 to the Company's Consolidated Financial Statements below on Page 29.

    Information available as of February 16, 1994, indicates that there were 579 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL INFORMATION
ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                              YEAR ENDED DECEMBER 31
(IN THOUSANDS EXCEPT PER SHARE DATA)                           1993       1992(1)        1991       1990(2)       1989(3)
INCOME STATEMENT DATA:
  Revenues:
    Coal sales.........................................    $484,390    $563,932      $430,301    $393,875      $303,696
    Operating revenues.................................      13,952     15,792         13,688     13,481        12,723
                                                           --------    --------      --------    --------      --------
                                                            498,342    579,724        443,989    407,356       316,419
                                                           --------    --------      --------    --------      --------
  Costs and expenses:
    Cost of coal sold..................................     446,754    478,286        353,990    336,556       257,693
    Operating expenses.................................      10,641     11,502         10,247      9,255         8,599
    Selling, general, and administrative expenses......      35,790     31,959         23,374     20,704        17,996
                                                           --------    --------      --------    --------      --------
                                                            493,185    521,747        387,611    366,515       284,288
                                                           --------    --------      --------    --------      --------
  Operating income.....................................       5,157     57,977         56,378     40,841        32,131
  Other income (expense):
    Interest income....................................       1,057      1,240            804        297         2,023
    Interest expense...................................     (25,342)   (21,781 )       (9,862)   (10,048 )      (3,617 )
                                                           --------    --------      --------    --------      --------
  Income (loss) before income taxes and the cumulative
   effect of changes in accounting.....................     (19,128)    37,436         47,320     31,090        30,537
  Income tax expense (benefit).........................     (64,502)     1,697          8,700      4,736         6,301
                                                           --------    --------      --------    --------      --------
  Income before the cumulative effect of changes in
   accounting..........................................      45,374     35,739         38,620     26,354        24,236
  Cumulative effect of changes in accounting...........     (18,836)        --             --         --            --
                                                           --------    --------      --------    --------      --------
  Net income...........................................    $ 26,538    $35,739       $ 38,620    $26,354       $24,236
                                                           --------    --------      --------    --------      --------
                                                           --------    --------      --------    --------      --------
COMMON STOCK INFORMATION:
  Earnings per share:
    Primary............................................    $   1.41(4) $  2.01       $   2.40    $  1.60       $  1.47
    Fully diluted......................................        1.34(4)    1.88           2.22       1.49          1.36
  Dividends declared per common share..................         .40        .40            .40        .36           .23
BALANCE SHEET DATA:
  Working capital......................................    $  2,285    $37,566       $ 22,898    $23,213       $25,467
  Total assets.........................................     835,991    993,332        546,835    478,732       321,156
  Long-term debt.......................................     244,342    317,958        181,066    148,392        25,293
  Other long-term liabilities (excluding deferred
   taxes)..............................................     109,416     54,039         24,355     21,335        20,680
  Preferred stock subject to redemption................          --(5)  34,021         32,741     31,509        30,324
  Stockholders' equity.................................     343,427    288,275        200,580    169,347       150,515
CASH FLOW DATA:
  Net cash provided by operating activities............    $ 74,170    $78,759       $ 88,198    $58,922       $56,453
  Depreciation, depletion, and amortization............      71,248     67,001         37,169     29,399        23,574
  Purchases of property, plant, and equipment..........      20,569     97,136        102,881     38,453        20,964

- ------------------------------
(1) Information for 1992 reflects the acquisition of Dal-Tex Coal Corporation on April 1, 1992.
(2) Information for 1990 reflects the acquisition of Mingo Logan Coal Company on January 24, 1990.
(3) Information for 1989 reflects the acquisition of Coal-Mac, Inc. on January 9, 1989.
(4) Includes a charge of $1.44 on a primary basis and $1.34 on a fully diluted basis for the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, effective January 1, 1993. Also includes $0.37 on a primary basis and $0.34 on a fully diluted basis for the favorable cumulative effect of the adoption of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, effective January 1, 1993.
(5) The right of the holder of Class C preferred stock to require Ashland Coal to repurchase that stock expired during 1993. Subsequent to the expiration of that right, the stock has been classified as an element of stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

1993 COMPARED TO 1992

    Ashland Coal's earnings for the year ended December 31, 1993, were $45.4 million before adjustments for the cumulative effect of the changes in accounting required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, and SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This compares to net income of $35.7 million in 1992. After the cumulative effect of changes in accounting, net income for 1993 was $26.5 million.

    With the adoption of SFAS No. 106 effective January 1, 1993, Ashland Coal (the Company) immediately recognized an accumulated postretirement benefit obligation of $40.9 million ($25.3 million net of tax), which decreased income by the same amount. The adoption of SFAS No. 109, effective the same date, required the adjustment of the carrying value of certain assets, which had been acquired in prior business combinations, to their pretax amounts. That adjustment increased income by $10.5 million ($6.5 million net of tax). The net-of-tax amounts are reflected in the consolidated income statement as the cumulative effect of changes in accounting. Exclusive of the cumulative effect of changes in accounting, the combined effect of the adoption of SFAS No. 106 and SFAS No. 109 on income before income taxes and net income for 1993 was a decrease of $8.6 million and $5.3 million, respectively.

    In addition to the accounting changes discussed above, three other factors significantly affected earnings during 1993. First, there was an income tax benefit of $50.2 million principally as a result of the Company's election to deduct for federal tax purposes the amortization of goodwill associated with the April 1992 acquisition of Dal-Tex Coal Corporation. This amortization was not previously deductible, however the deduction is now permitted over 15 years as a result of the Omnibus Budget Reconciliation Act of 1993 (OBRA). The second factor was a special charge of $9.9 million ($6.0 million after tax) to increase the valuation allowance for certain prepaid royalties. The mineral reserves represented by those royalties are not conducive to large-scale, low-cost mining, and, given the Company's current expectations for future market prices for coal, the Company now believes that the recoverability of those royalties is doubtful. Finally, the seven-month strike by the United Mine Workers of America
(UMWA) against Hobet Mining, Inc. and two subsidiaries of Dal-Tex adversely affected the operations of those companies and, therefore, consolidated net income. The strike ended December 16, 1993, with the ratification of a new five-year contract.

    Coal sales volume of 16.0 million tons and coal sales revenue of $484.4 million declined from 1992's levels by 3.0 million tons and $79.5 million, respectively. Sales volume and revenue were positively affected by the presence of Dal-Tex for the full year in 1993, as compared to nine months in 1992, and by increased production from the Mountaineer longwall mine of Mingo Logan Coal Company. These positive factors, however, were more than offset by the negative effects of the UMWA strike during the last three quarters of 1993. The average selling price increased $.65 per ton primarily because of strike-related higher selling prices in the spot market.

    The unit cost of coal sold increased $2.79 per ton because of the effects of the UMWA strike, the special charge relative to prepaid royalties, and the effects of the adoption of the new accounting standards. In addition, early in the year, Dal-Tex experienced a higher than normal level of equipment failures, and Mingo Logan's longwall mine operated in difficult mining conditions with resultant unfavorable costs.

    Selling, general, and administrative expenses increased $3.8 million primarily because of a full year's amortization of the carrying value of one of Dal-Tex's sales contracts, higher costs for salaries, payroll taxes, and benefits (including the effect of SFAS No. 106), and costs related to the investigation of a possible business combination with Arch Mineral Corporation. The Company and Arch terminated their discussions regarding such a combination in mid-February 1994. Interest expense increased $3.6 million over 1992 largely due to the discontinuation of the capitalization of construction period interest after the start-up of Mingo Logan's longwall equipment late in 1992.

    The income tax benefit recorded in 1993 was a result of OBRA and decreases in profitability coupled with higher percentage depletion relative to income. The Company's effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion.

1992 COMPARED TO 1991

    Ashland Coal's net income for the year ended December 31, 1992, was $35.7 million compared to $38.6 million in 1991, a decrease of $2.9 million, or 7.5 percent.

    Coal sales volume of 19.1 million tons and coal sales revenue of $563.9 million in 1992 were above 1991's levels by 4.8 million tons and $133.6 million, respectively. The acquisition of Dal-Tex on April 1, 1992, and expanded production from the mines at Mingo Logan were the major contributors to the increase in coal sales volume and revenue. Partially offsetting these contributions were declines in sales volume and revenue at Coal-Mac, Inc. The average selling price declined from 1991's level as the result of the lower average selling prices of the Dal-Tex sales agreements and weakness in the domestic spot and export markets, partially offset by an increase in the proportion of shipments to higher-priced domestic contract customers.

    The unit cost of coal sold increased slightly during 1992, reflecting less favorable mining conditions and consequent higher costs at the mines of Hobet. This increase was partially offset by the addition of low-cost production at Dal-Tex and the continued expansion of low-cost production at Mingo Logan.

    Selling, general, and administrative expenses increased $8.6 million, primarily due to $7.6 million in amortization of the carrying value of one of Dal-Tex's sales contracts. Interest expense increased $11.9 million over 1991 due to the higher level of debt resulting from the Dal-Tex acquisition and the development expenditures at Mingo Logan and due to lower amounts of construction period interest being capitalized.

    The effective tax rate for 1992 was significantly below 1991's rate. This decrease resulted from a decrease in profitability in 1992, the effects of the Dal-Tex acquisition, and higher percentage depletion at Mingo Logan. The acquisition of Dal-Tex had a significant beneficial impact on operating income, leading to a significant increase in percentage depletion. However, due to the interest expense incurred in funding the acquisition, income before income taxes was affected only moderately by the acquisition.

BALANCE SHEET

    Cash equivalents declined from $37.0 million at December 31, 1992, to zero at the end of 1993. Late in 1992, Ashland Coal borrowed funds in excess of its immediate needs in order to improve liquidity in early 1993. These borrowings were repaid in February 1993. Subsequently, the Company again borrowed additional funds and maintained those funds as cash equivalents in order to be assured of adequate liquidity during the course of the strike by the UMWA. Those cash equivalents were utilized to repay borrowings at the conclusion of the strike.

    The balance of trade accounts receivable at December 31, 1993, declined $21.3 million from the balance at December 31, 1992. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at December 31, 1992, and December 31, 1993, reflect the levels of coal sales in December 1992 and December 1993, respectively. Coal sales in December 1993 were markedly lower because of the strike by the UMWA and its aftereffects.

    Inventories at December 31, 1993, were $2.2 million less than at December 31, 1992, principally as the result of lower inventories of coal. Coal inventories declined $4.0 million because stockpiles were drawn down during the strike. This decrease was partially offset, however, by an increase in supplies inventories of $1.8 million, primarily at Mingo Logan. The latter increase reflects a buildup during 1993 of parts and supplies in support of the fully developed longwall mine and, to a lesser extent, as a precaution against interruptions in the delivery of supplies during the strike.

    Because of the strike by the UMWA, prepaid royalties which are typically recovered in the normal course of mining each year were not fully recovered in 1993. This has resulted in temporarily higher current prepaid balances, but is not expected to affect the ultimate recoverability of these royalties.

    The balance of accounts payable declined $7.3 million from the balance at December 31, 1992, to $27.3 million at December 31, 1993. Purchases of goods and services were reduced during the strike, and deliveries of goods and services had not reached normal levels by the end of the year. Accrued expenses changed little largely because production had resumed at the struck mines, and accrued compensation was therefore at a normal level by the end of the year.

    The balance of the net deferred income tax liability at December 31, 1993, declined $86.6 million from the balance at December 31, 1992. This change arose principally as a result of tax law changes contained in OBRA (discussed above), which accounted for $50.2 million of the reduction, and the adoption of SFAS No. 106, which caused Ashland Coal to record a $15.5 million deferred tax asset related to the immediate recognition of the accumulated postretirement benefit obligation.

    In 1988, Ashland Coal and the holder of Ashland Coal's convertible Class C preferred stock entered into an agreement granting the holder the right to require, during the thirty-day period beginning August 18, 1993, Ashland Coal to purchase all the Class C shares. The holder did not exercise its put during the specified period, and all rights under the put have expired. The convertible Class C preferred stock has therefore been classified as an element of stockholders' equity in the December 31, 1993, balance sheet rather than outside stockholders' equity as was done at December 31, 1992.

OUTLOOK

    The Company's 1994 results of operations will be adversely affected by the first-quarter aftereffects of the UMWA strike, which was settled late in 1993, and severe weather conditions. The severe winter weather experienced in early 1994 has had a significant adverse effect on the Company's mining and processing operations. In addition, the severe weather has adversely affected both rail and barge movements of coal. The combination of these factors will likely result in reduced volumes and increased costs in the first quarter of 1994. The Company expects that earnings for the first quarter will be approximately break-even. For the full year of 1994, Ashland Coal believes that average cost per ton will approximate the 1992 level. With higher sales volume than in 1993 and resultant lower fixed costs per ton, the Company expects operating income in 1994 to improve significantly over 1993's level.

    Since the settlement of the UMWA strike, spot market prices have fallen, but have remained above the level that prevailed prior to the strike. The combination of low utility inventories and severe weather is having a positive impact on current spot market prices. In addition, the demand for low-sulfur coal should continue to increase as the economy grows and as the effective date of the Clean Air Act amendments approaches. Sales to a major contract customer are expected to be above normal levels during 1994 as shortfalls in shipments that were scheduled for the strike-affected period are made up. The price on these contract sales is above the Company's average selling price.

    The Company has completed negotiations with two customers, including the Company's largest customer, concerning the price, extension of the term, and the quality and quantity of future deliveries under existing coal sales contracts with these customers. These new agreements will result in reduced coal sales revenues and cash flow in 1994. A substantial part of these decreases will be offset by additional sales volumes in later years. In addition, adjustments will be made in the rates of amortization of the carrying value of certain of these contracts, reducing amortization expense in 1994. Contracts with another major customer are expected to expire at the end of 1995, but could be renegotiated prior to then, based on current market prices. Because these contracts are priced above current market prices, these expirations will have a significant effect on earnings in 1996 and subsequent years.

    During 1993, export sales by Ashland Coal declined to 2.1 million tons  from
3.9 million tons in 1992 because of weakness in the European economy and increased competition from both other fuels and other exporting countries. Because of strike-related factors in the domestic market, this decline had little effect on 1993's results of operations. The Company expects its export sales to show gradual growth from 1993 levels, but does not expect that export sales will have any significant effect on its results of operations. Also in 1993, the Company sold 1.6 million tons of metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal ordinarily results in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility.

    The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at Hobet 07 commenced. To compensate for these expected lower prices, it may be necessary, if costs at Hobet's 07 mine are not reduced, for Hobet to suspend operations at such mine by the end of the decade. In addition, costs are expected to be reduced by an expansion of the Hobet 21 mine. This expansion is expected to include the development of contract underground mines beginning in 1994, the construction of a raw coal handling and blending facility in 1994, and expansion of the preparation plant in 1995.

    The National Bituminous Coal Wage Agreement of 1993, which covers the UMWA employees of Hobet and of Dal-Tex's subsidiaries, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the new Agreement and the Memorandum, taken as a whole, will not significantly change the costs experienced under the prior agreement.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years.

(IN THOUSANDS)                                                                1993          1992          1991
                                                                           -----------  ------------  ------------
Net cash provided by (used in)
  Operating activities
    Before changes in operating assets and liabilities...................  $    74,165  $    113,807  $     83,051
    Changes in operating assets and liabilities..........................            5       (35,048)        5,147
                                                                           -----------  ------------  ------------
                                                                                74,170        78,759        88,198
  Investing activities...................................................       35,654      (330,783)     (105,834)
  Financing activities...................................................     (146,877)      281,419        24,898
                                                                           -----------  ------------  ------------
Increase (decrease) in cash and cash equivalents.........................  $   (37,053) $     29,395  $      7,262
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

    Cash provided by operating activities before changes in operating assets and liabilities decreased in 1993 from 1992 primarily because of reduced sales volume resulting from the strike by the UMWA. Cash provided by operating activities before changes in operating assets and liabilities increased in 1992 from 1991 primarily because of increases in sales volume that resulted from the April 1992 acquisition of Dal-Tex and expanded operations at Mingo Logan. The reduction in 1993 from 1992 in cash used for changes in operating assets and liabilities primarily resulted from a reduction in accounts receivable balances during 1993, principally as a result of the UMWA strike. The significant increase in 1992 compared to 1991 in cash used for changes in operating assets and liabilities reflects higher accounts receivable balances, primarily because of the addition of Dal-Tex and the expansion of operations at Mingo Logan, and higher expenditures for prepaid royalties, primarily because of required payments under a lease held by Dal-Tex.

    Cash provided by investing activities in 1993 resulted from the sale and leaseback of certain mining equipment (discussed below). Cash used in investing activities in 1992 reflects the acquisition of Dal-Tex and construction activity at Mingo Logan. Cash used during 1991 for investing activities was primarily for construction activity at Mingo Logan.

    Cash used in financing activities in 1993 chiefly represents payments of $141.4 million on long-term borrowings from cash provided by the sale and leaseback of mining equipment, the liquidation of cash equivalents, and cash provided by operating activities. Cash provided by financing activities during 1992 and 1991 represents the proceeds of borrowings (and the sale of common stock in 1992) for the purpose of funding the 1992 Dal-Tex acquisition and capital expenditures not funded by cash provided by operating activities.

    The Company's capital expenditures during 1993 were $20.6 million, which was $76.6 million lower than in 1992. Expenditures for 1992 included $55 million related to the development of the Mingo Logan mine complex, which was completed in 1992. During 1993, the Company deferred some planned capital expenditures until 1994 to the extent possible in order to improve liquidity during the UMWA strike and in advance of the potential exercise of the put on convertible Class C preferred stock. Ashland Coal estimates that during 1994 capital expenditures will be approximately $65 million, including $11 million for the construction of a raw coal handling and blending facility at Hobet 21.

    On January 29, 1993, mining equipment valued at approximately $64 million being used by Dal-Tex and Hobet was sold and leased back under an operating lease. The sale and leaseback of this equipment gives Ashland Coal additional liquidity under its revolving credit agreement with little impact on financial results. The Company is no longer pursuing an agreement with a bank which would have allowed for sales of up to $35 million of trade accounts receivable at any given time.

    Ashland  Coal  has  a  revolving  credit agreement  with  a  group  of banks providing for borrowings of up to $215 million, of which $50 million was borrowed at December 31, 1993. This commitment will be reduced in each calendar quarter until termination in 1997. The Company has $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Ashland Coal also periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1993, there were $222.9 million of such agreements in effect with $56.3 million of indebtedness under these agreements. Of that amount, $19.3 million was classified as long-term debt, because Ashland Coal has the intent to maintain these borrowings on a long-term basis and the ability to do so through the use of the revolving credit agreement. The Company expects to repay the remaining $37 million of indebtedness under these lines of credit during 1994 and, accordingly, that amount was included in the current portion of long-term debt at December 31, 1993.

    The Company expects 1994 cash flow provided by operating activities to increase significantly from 1993 as a result of the conclusion of the UMWA strike and anticipated higher sales by Hobet and Dal-Tex during 1994. Ashland Coal believes that 1994 cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and make the discretionary debt prepayments discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to make discretionary debt prepayments on indebtedness under lines of credit and the revolving credit agreement, and to pay scheduled debt maturities and other commitments when due.

CONTINGENCIES

    Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.5 million and $3.0 million at December 31, 1993 and 1992, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $46.0 million. At December 31, 1993 and 1992, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $4.7 million and $3.9 million, respectively.

    Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $4.6 million (included in other long-term liabilities) and believes that probable insurance recoveries of $3.9 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $5.5 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

    Ashland Coal has claims outstanding against a construction contractor for business interruption losses sustained by the Company when a coal silo failed and a second silo was unavailable during repairs. Recoveries under these claims are not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................          18
Audited Consolidated Financial Statements
Consolidated Statements of Income--Years ended December 31, 1993, 1992 and 1991............................          19
Consolidated Balance Sheets--December 31, 1993 and 1992....................................................          20
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1993, 1992 and 1991..............          22
Consolidated Statements of Cash Flows--Years ended December 31, 1993, 1992 and 1991........................          23
Notes to Consolidated Financial Statements.................................................................          24

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ashland Coal, Inc.

    We have audited the accompanying consolidated balance sheets of Ashland Coal, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Coal, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and for postretirement benefits other than pensions.

                                          /s/ ERNST & YOUNG

Louisville, Kentucky
January 28, 1994

CONSOLIDATED STATEMENTS OF INCOME

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                   YEAR ENDED DECEMBER 31
(IN THOUSANDS EXCEPT EARNINGS PER SHARE)       1993         1992         1991
                                             --------     --------     --------
REVENUES:
  Coal sales............................     $484,390     $563,932     $430,301
  Operating revenues....................       13,952       15,792       13,688
                                             --------     --------     --------
                                              498,342      579,724      443,989
COSTS AND EXPENSES:
  Cost of coal sold.....................      446,754      478,286      353,990
  Operating expenses....................       10,641       11,502       10,247
  Selling, general, and administrative
   expenses.............................       35,790       31,959       23,374
                                             --------     --------     --------
                                              493,185      521,747      387,611
                                             --------     --------     --------
Operating income........................        5,157       57,977       56,378
OTHER INCOME (EXPENSE):
  Interest income.......................        1,057        1,240          804
  Interest expense......................      (25,342)     (21,781)      (9,862)
                                             --------     --------     --------
Income (loss) before income taxes and
 the cumulative effect of changes in
 accounting.............................      (19,128)      37,436       47,320
Income tax expense (benefit)............      (64,502)       1,697        8,700
                                             --------     --------     --------
Income before the cumulative effect of
 changes in accounting..................       45,374       35,739       38,620
Cumulative effect of changes in
 accounting.............................      (18,836)          --           --
                                             --------     --------     --------
NET INCOME..............................       26,538       35,739       38,620
Less:
  Preferred stock dividends.............        2,660        2,435        2,435
  Accretion on preferred stock subject
   to redemption........................          770        1,280        1,232
                                             --------     --------     --------
Income applicable to common stock.......     $ 23,108     $ 32,024     $ 34,953
                                             --------     --------     --------
                                             --------     --------     --------
EARNINGS PER COMMON SHARE:
  Primary:
    Earnings before cumulative effect
     adjustments........................     $   2.48     $   2.01     $   2.40
    Cumulative effect adjustments.......        (1.07)          --           --
                                             --------     --------     --------
    Net income..........................     $   1.41     $   2.01     $   2.40
                                             --------     --------     --------
                                             --------     --------     --------
  Fully diluted:
    Earnings before cumulative effect
     adjustments........................     $   2.34     $   1.88     $   2.22
    Cumulative effect adjustments.......        (1.00)          --           --
                                             --------     --------     --------
    Net income..........................     $   1.34     $   1.88     $   2.22
                                             --------     --------     --------
                                             --------     --------     --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                                                 DECEMBER 31
(IN THOUSANDS)                                                                                1993        1992
                                                                                           ----------  -----------
ASSETS
  Current assets:
    Cash and cash equivalents............................................................  $      556  $    37,609
    Trade accounts receivable............................................................      45,513       66,828
    Other receivables....................................................................       4,467        8,421
    Inventories..........................................................................      22,304       24,458
    Prepaid royalties....................................................................      15,098        8,947
    Assets to be sold and leased back....................................................          --       64,182
    Deferred income taxes................................................................       2,116           --
    Other................................................................................       4,829        1,001
                                                                                           ----------  -----------
    Total current assets.................................................................      94,883      211,446
  Other assets:
    Prepaid royalties....................................................................      53,557       60,372
    Coal supply agreements...............................................................      47,032       59,889
    Other................................................................................      29,328       25,108
                                                                                           ----------  -----------
    Total other assets...................................................................     129,917      145,369
  Property, plant, and equipment:
    At cost
      Land...............................................................................       5,254        5,251
      Coal lands and mineral rights......................................................     456,898      450,267
      Buildings and improvements.........................................................      27,998       26,322
      Equipment and processing facilities................................................     330,671      317,232
      Other..............................................................................       5,688        5,328
      Construction in progress...........................................................       2,580        2,196
                                                                                           ----------  -----------
                                                                                              829,089      806,596
    Less accumulated depreciation, depletion, and amortization...........................     217,898      170,079
                                                                                           ----------  -----------
    Net property, plant, and equipment...................................................     611,191      636,517
                                                                                           ----------  -----------
  Total assets...........................................................................  $  835,991  $   993,332
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                                                                                 DECEMBER 31
                                                                                              1993        1992
                                                                                           ----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable.....................................................................  $   27,302  $    34,618
    Accrued expenses.....................................................................      28,036       28,408
    Income taxes payable.................................................................          --          395
    Deferred income taxes................................................................          --        5,434
    Current portion of long-term debt....................................................      37,260      105,025
                                                                                           ----------  -----------
    Total current liabilities............................................................      92,598      173,880
  Long-term debt.........................................................................     244,342      317,958
  Accrued postretirement benefits........................................................      67,845       20,243
  Other long-term liabilities............................................................      41,571       33,796
  Deferred income taxes..................................................................      42,584      121,677
  Deferred gain on sale and leaseback of assets..........................................       3,624        3,482
  Convertible Class C preferred stock....................................................          --       34,021
  Stockholders' equity:
    Convertible preferred stock
      Class A, $100 par value, 500 shares authorized, none outstanding...................          --           --
      Class B, $100 par value, 250 shares authorized, 150 shares issued and
       outstanding.......................................................................      33,050       33,050
      Class C, $100 par value, 250 shares authorized, 100 shares issued and
       outstanding.......................................................................      34,791           --
    Common stock, $.01 par value, 44,000,000 shares authorized, 13,658,504 and 13,553,246
     shares issued and outstanding in 1993 and 1992......................................         136          136
    Paid-in capital......................................................................     107,087      104,398
    Retained earnings....................................................................     168,363      150,691
                                                                                           ----------  -----------
    Total stockholders' equity...........................................................     343,427      288,275
                                                                                           ----------  -----------
  Total liabilities and stockholders' equity.............................................  $  835,991  $   993,332
                                                                                           ----------  -----------
                                                                                           ----------  -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

ASHLAND COAL, INC. AND SUBSIDIARIES

THREE YEARS ENDED DECEMBER 31, 1993

                                                        CONVERTIBLE
                                                      PREFERRED STOCK       COMMON      PAID-IN   RETAINED
(IN THOUSANDS)                                       CLASS B    CLASS C      STOCK      CAPITAL   EARNINGS     TOTAL
                                                    ---------  ---------  -----------  ---------  ---------  ---------
Balance at January 1, 1991........................  $  33,050  $           $     115   $  42,621  $  93,561  $ 169,347
  Net income......................................                                                   38,620     38,620
  Cash dividends paid:
    Common - $.40 per share.......................                                                   (4,623)    (4,623)
    Preferred - $9,738 (including $4,200
     preference dividend) per share...............                                                   (2,435)    (2,435)
  Accretion on preferred stock subject to
   redemption.....................................                                                   (1,232)    (1,232)
  Issuance of 29,046 shares of common stock under
   stock incentive plan...........................                                 1         902                   903
                                                    ---------  ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1991......................     33,050                    116      43,523    123,891    200,580
  Net income......................................                                                   35,739     35,739
  Cash dividends paid:
    Common - $.40 per share.......................                                                   (5,224)    (5,224)
    Preferred - $9,738 (including $4,200
     preference dividend) per share...............                                                   (2,435)    (2,435)
  Accretion on preferred stock subject to
   redemption.....................................                                                   (1,280)    (1,280)
  Issuance of 1,950,000 shares of common stock,
   net of $1,739,000 underwriting and stock
   issuance expenses..............................                                20      60,290                60,310
  Issuance of 25,700 shares of common stock under
   stock incentive plan...........................                                           585                   585
                                                    ---------  ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1992......................     33,050                    136     104,398    150,691    288,275
  Net income......................................                                                   26,538     26,538
  Cash dividends paid:
    Common - $.40 per share.......................                                                   (5,436)    (5,436)
    Preferred - $10,638 (including $4,200
     preference dividend) per share...............                                                   (2,660)    (2,660)
  Accretion on preferred stock subject to
   redemption.....................................                                                     (770)      (770)
  Reclassification of preferred stock no longer
   subject to redemption..........................                34,791                                        34,791
  Issuance of 76,533 shares of common stock under
   dividend reinvestment and stock purchase
   plan...........................................                                         2,123                 2,123
  Issuance of 28,725 shares of common stock under
   stock incentive plan...........................                                           566                   566
                                                    ---------  ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1993......................  $  33,050  $  34,791   $     136   $ 107,087  $ 168,363  $ 343,427
                                                    ---------  ---------  -----------  ---------  ---------  ---------
                                                    ---------  ---------  -----------  ---------  ---------  ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                                               YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                                                          1993            1992            1991
                                                                                     -----------     -----------     ----------
OPERATING ACTIVITIES
  Net income....................................................................     $    26,538     $    35,739     $   38,620
  Adjustments to reconcile to cash provided by operating activities:
    Depreciation, depletion, and amortization...................................          71,248          67,001         37,169
    Prepaid royalties expensed..................................................          26,299          20,860         13,309
    Loss on notes receivable....................................................              --             590            944
    Deferred income taxes.......................................................         (69,166)        (11,132)        (8,014)
    (Gain) loss on disposition of assets........................................             (43)             39           (451)
    Cumulative effect of changes in accounting..................................          18,836              --             --
    Partnership costs in excess of cash advances................................             453             710            584
    Stock option compensation expense...........................................              --              --            890
    Changes in operating assets and liabilities, net of effects of acquisition of subsidiary:
      Trade accounts receivable.................................................          21,315         (23,358)        (5,195)
      Other receivables.........................................................           3,954            (622)        (1,528)
      Inventories...............................................................           2,154           5,197          3,834
      Prepaid royalties.........................................................         (16,967)        (21,145)        (4,690)
      Other current assets......................................................          (1,921)             28            (70)
      Other assets..............................................................          (6,764)          1,594          1,330
      Accounts payable and accrued expenses.....................................          (7,688)         (1,004)         5,734
      Income taxes..............................................................          (8,146)          2,855          3,296
      Accrued postretirement benefits...........................................           6,746             938             --
      Other long-term liabilities...............................................           7,322             469          2,436
                                                                                     -----------     -----------     ----------
  Net cash provided by operating activities.....................................          74,170          78,759         88,198
INVESTING ACTIVITIES
  Property, plant, and equipment:
    Purchases...................................................................         (20,569)        (97,136)      (102,881)
    Proceeds from sales.........................................................             709           1,075          1,252
  Proceeds from sale and leaseback of equipment.................................          64,182              --             --
  Acquisition of subsidiary, net of cash acquired...............................              --        (229,212)            --
  Advances on prepaid royalties.................................................          (8,668)         (5,510)        (4,205)
                                                                                     -----------     -----------     ----------
  Net cash provided by (used in) investing activities...........................          35,654        (330,783)      (105,834)
FINANCING ACTIVITIES
  Proceeds from long-term borrowings............................................       1,023,648       1,726,148        585,290
  Payments on long-term borrowings..............................................      (1,165,029)     (1,485,328)      (553,347)
  Dividends paid................................................................          (8,096)         (7,659)        (7,058)
  Proceeds from sale of common stock............................................           2,600          48,258             13
                                                                                     -----------     -----------     ----------
  Net cash provided by (used in) financing activities...........................        (146,877)        281,419         24,898
                                                                                     -----------     -----------     ----------
  Increase (decrease) in cash and cash equivalents..............................         (37,053)         29,395          7,262
  Balance at beginning of year..................................................          37,609           8,214            952
                                                                                     -----------     -----------     ----------
  Cash and cash equivalents at end of year......................................     $       556     $    37,609     $    8,214
                                                                                     -----------     -----------     ----------
                                                                                     -----------     -----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes, net of refunds....................     $    12,810     $     9,974     $   13,419
  Cash paid during the year for interest, net of amounts capitalized............     $    25,411     $    22,521     $    8,475

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASHLAND COAL, INC. AND SUBSIDIARIES

DECEMBER 31, 1993

1.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Ashland Coal, Inc. and its subsidiaries (the Company or Ashland Coal), which operate in the coal mining industry. All subsidiaries are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

    Ashland Coal's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheet. Allocable costs of the partnership for coal loading and storage are included in costs and expenses in the statement of income.

CHANGES IN ACCOUNTING METHODS

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined costs to be recognized over the period the employee provides service to the Company. As of January 1, 1993, the Company recognized the full amount of its actuarially estimated accumulated postretirement benefit obligation (APBO) as of that date which had not been previously recognized. The APBO represents the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement. The pretax charge to 1993 earnings was $40,856,000, which was $25,331,000 ($1.44 per share on a primary basis and $1.34 per share on a fully diluted basis) net of tax. The latter amount has been reflected in the consolidated statement of income as a cumulative effect of an accounting change.

    The incremental cost, excluding the cumulative effect adjustment, in 1993 for postretirement health and life insurance benefits under the new accounting method amounted to $6,341,000 before tax and $3,868,000 ($.22 per share on a primary basis and $.20 per share on a fully diluted basis) net of tax. In prior years, the Company expensed claims for such postretirement benefits as paid. The amount included in postretirement benefit expense for 1992 under the previous accounting method was $884,000. Also in 1992, $1,262,000 of interest expense was recognized in connection with the April 1, 1992, acquisition of Dal-Tex Coal Corporation (Dal-Tex) and its estimated $19,305,000 obligation for retiree health and life insurance benefits at acquisition, which was recorded in the purchase price allocation. In the absence of the accounting change, the Company would have recognized postretirement health and life insurance costs of $1,167,000 and related interest expense of $1,716,000 in 1993.

    Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered. Adoption of SFAS No. 109 required the adjustment of the carrying value of certain assets, which had been acquired in prior business combinations, to their pretax amounts. That adjustment increased 1993 income by $10,476,000, which was $6,495,000 ($.37 per share on a primary basis and $.34 per share on a fully diluted basis) net of tax. The latter amount has been reflected in the consolidated statement of income as a cumulative effect of an accounting change. Exclusive of the cumulative effect adjustment, the effect of adopting SFAS No. 109 on income before income taxes and net income for 1993 was a decrease of $2,267,000 and $1,383,000 ($.08 per share on a primary basis and $.07 per share on a fully diluted basis), respectively, as a result of increased depreciation and amortization expense on assets acquired in prior business combinations.

INVENTORIES

    Inventories are comprised of the following:

(IN THOUSANDS)                                                                                  1993       1992
                                                                                              ---------  ---------
Coal........................................................................................  $   6,884  $  10,880
Supplies....................................................................................     15,420     13,578
                                                                                              ---------  ---------
                                                                                              $  22,304  $  24,458
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Coal inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Supplies inventories are valued at the lower of average cost or market.

DEPRECIATION

    Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.

EXPLORATION AND DEVELOPMENT COSTS

    Coal exploration costs are expensed as incurred. Development costs, which are recoverable, are capitalized and amortized by the units-of-production method over the estimated recoverable reserves.

COAL ACQUISITION COSTS AND PREPAID ROYALTIES

    Coal lease rights obtained through acquisition of other companies are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves.

    Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is offset against earned royalties and is included in the cost of coal mined. The Company provides a valuation allowance for royalties estimated to be nonrecoupable.

COAL SUPPLY AGREEMENTS

    Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized to selling expense on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $44,882,000 and $31,638,000 at December 31, 1993 and 1992, respectively.

DEFERRED GAIN ON SALE AND LEASEBACK OF ASSETS

    Gain resulting from the sale and leaseback of assets is deferred and amortized over the term of the operating lease as a reduction of rental expense.

REVENUE RECOGNITION

    Coal sales revenues include sales to customers of coal produced at Company operations and purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues other than from coal sales are included in operating revenues and are recognized in income as services are performed.

OTHER

    Cash equivalents (none at December 31, 1993, and $36,979,000 at December 31,
1992) represent highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are recorded at cost, plus accrued interest, which approximates market.

    Interest costs on borrowed funds are capitalized for significant asset construction projects. Capitalized interest costs were $4,911,000 in 1992 and $6,497,000 in 1991. No interest was capitalized in 1993.

    Certain 1992 amounts included in the consolidated balance sheet have been reclassified to conform to 1993 classifications.

2.  ACQUISITION
    On April 1, 1992, Ashland Coal acquired Dal-Tex for consideration of approximately $242,000,000, which included the issuance to the seller of 400,000 shares of Ashland Coal's common stock valued at $12,400,000. The cash portion was financed through bank borrowings and the issuance of 1,550,000 shares of common stock.

    This acquisition has been accounted for as a purchase, with the cost of the acquisition allocated to the assets acquired and liabilities assumed based on their respective estimated fair values at the date of acquisition. Such allocations were based on appraisals and Ashland Coal's evaluation of fair value. The results of operations of Dal-Tex have been included in Ashland Coal's consolidated financial statements since the acquisition date.

3.  RELATED PARTIES
    The financial statements include transactions with Ashland Oil, Inc. (Ashland Oil), Saarbergwerke A.G. (Saarberg), and Carboex International, Ltd. (Carboex) and their affiliates. Ashland Oil owns 6,998,129 shares of the issued and outstanding common stock and Saarberg and Carboex own the issued and outstanding convertible Class B preferred stock and convertible Class C preferred stock, respectively.

    Revenues include sales of coal to Saarberg and miscellaneous items of income resulting from transactions with Ashland Oil. In addition, Ashland Coal receives certain services from and provides certain services to Ashland Oil for which fees are charged between the companies. Ashland Coal purchases fuel, oil, and other products for use in its mining operations from Ashland Oil.

    In 1991, Ashland Coal appointed Saarberg and Carboex as its exclusive agents for the purpose of selling metallurgical coal to the steel industry in Europe. Under the terms of the agreement, Ashland Coal pays a 2% commission on all such sales.

    Transactions with related parties are summarized below:

(IN THOUSANDS)                                                                               1993       1992       1991
                                                                                           ---------  ---------  ---------
Revenues:
  Saarberg...............................................................................  $   1,408  $      --  $      --
  Ashland Oil and affiliates.............................................................          1         --         --
Service fees:
  Charges from Ashland Oil...............................................................        423        338        334
  Charges to Ashland Oil.................................................................          1          1          9
Commissions paid on European sales of metallurgical coal:
  Carboex................................................................................        135         --         --
  Saarberg and affiliates................................................................        135         --         --
Commissions paid to Saarberg and affiliates on certain export sales of steam coal........         13        117        100
Purchases of fuel, oil, and other products from Ashland Oil..............................      4,205      7,174      7,053

    Management believes that charges between Ashland Coal and Ashland Oil for services were reasonable and that the other transactions summarized above were concluded on terms equivalent to those prevailing among unaffiliated parties.

4.  DOMINION TERMINAL ASSOCIATES
    Ashland Coal holds a 17.5% general partnership interest in Dominion Terminal Associates (DTA), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (PPAV) for amounts sufficient to meet debt service requirements. Financing is provided through $132,800,000 of tax-exempt bonds issued by PPAV which mature July 1, 2016.

    Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $6,497,000 and $6,044,000 at December 31, 1993 and 1992, respectively (included in other long-term liabilities). Costs and cash advances for the last three years follow:

(IN THOUSANDS)                                                                          1993       1992       1991
                                                                                      ---------  ---------  ---------
Operating and debt service costs charged to costs and expenses......................  $   3,158  $   3,849  $   3,971
Cash advances.......................................................................      2,705      3,139      3,387

    Future payments for fixed operating costs and debt service will approximate $3,300,000 annually through 2015 and $26,000,000 in 2016.

5.  TAXES
    Significant components of the provision for income tax expense (benefit) are as follows:

(IN THOUSANDS)                                                                    1993        1992        1991
                                                                               ----------  ----------  ----------
Current:
  Federal....................................................................  $    4,805  $   12,057  $   14,554
  State......................................................................        (141)        772       2,160
                                                                               ----------  ----------  ----------
    Total current............................................................       4,664      12,829      16,714
                                                                               ----------  ----------  ----------
Deferred:
  Federal....................................................................     (62,068)    (10,526)     (7,450)
  State......................................................................      (7,098)       (606)       (564)
                                                                               ----------  ----------  ----------
    Total deferred...........................................................     (69,166)    (11,132)     (8,014)
                                                                               ----------  ----------  ----------
                                                                               $  (64,502) $    1,697  $    8,700
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    A reconciliation of the normal statutory federal income tax on Ashland Coal's pretax income with the Company's actual income tax expense (benefit) follows:

(IN THOUSANDS)                                                                     1993        1992       1991
                                                                                ----------  ----------  ---------
Income tax expense (benefit) at U.S. statutory rate...........................  $   (6,504) $   12,728  $  16,089
Increase (decrease) in taxes resulting from:
  Effect of enacted tax law changes...........................................     (50,231)         --         --
  Percentage depletion allowance..............................................      (7,038)    (11,200)    (8,034)
  State income taxes, net of effect of federal taxes..........................         (93)        509      1,426
  Nontaxable income and nondeductible expenses................................        (172)       (368)      (460)
  Other items.................................................................        (464)         28       (321)
                                                                                ----------  ----------  ---------
                                                                                $  (64,502) $    1,697  $   8,700
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------

    Income tax benefit for 1993 includes a net $50,231,000 deferred tax benefit resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993
(OBRA). OBRA increased the marginal tax rate on corporations by 1%, which resulted in Ashland Coal's recognizing an additional net deferred tax liability of $3,307,000 and a like amount of deferred income tax expense. The new law also permits the Company to elect to deduct the amortization of goodwill over 15 years. Such amortization was not previously deductible. Ashland Coal has elected to deduct for federal tax purposes the amortization of goodwill associated with the April 1992 acquisition of Dal-Tex. As a result of this election, the Company recognized a $53,538,000 deferred tax asset and an equal deferred tax benefit.

    Significant components of the Company's deferred tax liabilities and assets that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

(IN THOUSANDS)                                                                                1993        1992
                                                                                           ----------  -----------
Deferred tax liabilities:
  Acquisition costs allocated to mineral reserves........................................  $   95,316  $    87,834
  Property, plant, and equipment, principally due to differences in lives and methods of
   depreciation, depletion, and amortization.............................................      29,034       36,257
  Prepaid royalties capitalized for financial reporting purposes.........................      18,055       21,355
  Acquisition costs allocated to coal supply agreements..................................       7,439       12,644
  Other..................................................................................       3,035        2,987
                                                                                           ----------  -----------
    Total deferred tax liabilities.......................................................     152,879      161,077
                                                                                           ----------  -----------
Deferred tax assets:
  Goodwill for tax purposes..............................................................      43,774           --
  Postretirement benefits other than pensions............................................      27,260        3,837
  Alternative minimum tax credit carryforward............................................      20,121       15,078
  Costs not deductible until paid or realized............................................      13,318       11,535
  Net operating loss carryforwards.......................................................       3,584          228
  Deferred gains not deferred for tax purposes...........................................       2,080        2,152
  Other..................................................................................       2,274        1,136
                                                                                           ----------  -----------
    Total deferred tax assets............................................................     112,411       33,966
                                                                                           ----------  -----------
      Net deferred tax liability.........................................................      40,468      127,111
    Less current (asset) liability.......................................................      (2,116)       5,434
                                                                                           ----------  -----------
      Long-term deferred tax liability...................................................  $   42,584  $   121,677
                                                                                           ----------  -----------
                                                                                           ----------  -----------

    At December 31, 1993, the Company had $3,584,000 of U.S. net operating loss carryforwards (expiring $222,000 in 2003 and $3,362,000 in 2008) which may be applied against future taxable income.

6.  PREPAID ROYALTIES
    Ashland  Coal  has  entered   into  various  noncancellable  royalty   lease
agreements under which future minimum payments are approximately $25,000,000 annually in 1994 through 1998 and amounts aggregating $261,000,000 thereafter.

    Coal lands and mineral rights with a carrying value of $2,963,000, prepaid royalties with a carrying value of $27,788,000 (net of the valuation allowance described below), and future royalty commitments of $2,818,000 at December 31, 1993, represent amounts attributable to coal properties for which there are no immediate plans for significant production. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of Ashland Coal's investment.

    In 1993, Ashland Coal recorded a special charge of $9,900,000, which reduced net income $6,039,000 ($.34 per share on a primary basis and $.32 per share on a fully diluted basis), to increase the valuation allowance for prepaid royalties relative to certain properties. Because the reserves represented by those royalties are not conducive to large-scale, low-cost mining, the Company believes that the recoverability of those royalties is doubtful, given the Company's current expectations for future market prices for coal. The valuation allowance for prepaid royalties was $22,062,000 and $10,634,000 at December 31, 1993 and 1992, respectively.

7.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS
    Long-term debt consists of the following:

(IN THOUSANDS)                                                                                1993        1992
                                                                                           ----------  -----------
9.78% senior unsecured notes, payable in four equal annual installments beginning
 September 15, 1997......................................................................  $  100,000  $   100,000
9.66% senior unsecured notes, payable in six equal annual installments beginning May 15,
 2001....................................................................................      52,900       52,900
8.92% senior unsecured notes, due May 15, 1996...........................................      22,100       22,100
Indebtedness to banks under revolving credit agreement...................................      50,000      247,000
Indebtedness to banks under lines of credit..............................................      56,332           --
Other....................................................................................         270          983
                                                                                           ----------  -----------
                                                                                              281,602      422,983
Less current portion.....................................................................      37,260      105,025
                                                                                           ----------  -----------
                                                                                           $  244,342  $   317,958
                                                                                           ----------  -----------
                                                                                           ----------  -----------

    Ashland Coal has a revolving credit agreement with a group of banks providing for borrowings of up to $215,000,000. The rate of interest on borrowings under this agreement is, at Ashland Coal's option, a money market rate determined by a competitive bid process, the Continental Bank N.A. reference rate, or a rate based upon LIBOR. This commitment will be reduced in each calendar quarter until termination in 1997. The provisions of the revolving credit agreement require a facility fee of 1/4% per annum on the outstanding commitment.

    Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1993, there were $222,900,000 of such agreements in effect.

    Aggregate maturities of long-term debt are $37,260,000 in 1994, $66,715,000 in 1995, $24,727,000 in 1996, $25,000,000 in 1997, $25,000,000 in 1998, and
$102,900,000 thereafter. Included in these maturities are discretionary prepayments of $37,000,000 in 1994, $66,705,000 in 1995, and $2,627,000 in 1996.
Excluded from current maturities are $19,332,000 of borrowings under lines of credit with banks. These borrowings are classified as long-term debt since Ashland Coal has the intent to maintain these borrowings on a long-term basis and the ability to do so through the use of the revolving credit agreement.

    The credit agreements contain, among other covenants, provisions setting forth certain requirements for current ratio and consolidated net worth and restrictions on the payment of dividends and the creation of additional debt. At December 31, 1993, retained earnings of $46,824,000 were available for dividends.

8.  ACCRUED BLACK LUNG BENEFITS
    Ashland Coal is liable under the federal Coal Mine Health and Safety Act of 1969, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. Ashland Coal is also liable under various states' statutes for black lung benefits. Ashland Coal currently provides for federal and state claims principally through a self-insurance program. Charges are being made to current operations in amounts sufficient to amortize the actuarially computed liability for black lung benefits over

10-25 years at an assumed 8% after-tax investment return. The accrual for black lung benefits (included in other long-term liabilities) was $14,430,000 and $14,014,000 at December 31, 1993 and 1992, respectively.

9.  ACCRUED POSTMINING RECLAMATION AND MINE CLOSING COSTS
    Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2,500,000 and $3,017,000 at December 31, 1993 and 1992, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $46,000,000. At December 31, 1993 and 1992, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $4,692,000 and $3,925,000, respectively.

10. ACCRUED EXPENSES
    Accrued expenses are comprised of the following:

(IN THOUSANDS)                                                                                  1993       1992
                                                                                              ---------  ---------
Accrued compensation........................................................................  $  13,181  $  12,449
Accrued taxes...............................................................................      6,614      6,325
Accrued interest............................................................................      4,091      4,160
Accrued reclamation and mine closing costs..................................................      1,590      2,530
Other.......................................................................................      2,560      2,944
                                                                                              ---------  ---------
                                                                                              $  28,036  $  28,408
                                                                                              ---------  ---------
                                                                                              ---------  ---------

11. CONVERTIBLE CLASS C PREFERRED STOCK
    Ashland Coal and Carboex entered into a put agreement in 1988 granting to Carboex the right to require Ashland Coal to purchase its 100 shares of Class C preferred stock for $37,500,000 to be paid over two years. Carboex could exercise its right during the thirty day period beginning August 18, 1993, but did not do so. These securities were recorded at their fair market value at date of issue, and the carrying value was increased to the 1993 present value of the redemption amount by periodic charges to retained earnings ($770,000 in 1993, $1,280,000 in 1992, and $1,232,000 in 1991). After the expiration of the put agreement, the Class C preferred stock was reclassified as an element of stockholders' equity.

12. CAPITAL STOCK
    Holders of shares of Class A, B, and C preferred stock are entitled to receive dividends at such times and in such amounts as shall be equal to the dividends payable on the number of shares of common stock into which each such share of preferred stock is convertible. In addition, holders of Class B and C preferred stock are entitled to receive cumulative dividends in preference to common stock of $4,200 per share per annum for the first five years from August 1988 and $2,800 for the next five years, with preference dividend amounts decreasing to zero at the end of fifteen years.

    Each share of Class A preferred stock (if issued) is convertible into 13,846 shares of common stock.

    Each share of Class B and C preferred stock is convertible into shares of common stock as follows:

Through August 17, 1998......................................................  18,346 shares
August 18, 1998 - August 17, 2003............................................  19,596 shares
Thereafter...................................................................  20,846 shares

    Holders of Class B and C preferred stock, voting cumulatively and together as a class, have the right to elect one director for each 63 shares of such Class B and C preferred stock held by them, up to a maximum of three directors.

    The 1992 acquisition of Dal-Tex was funded in part by the private placement of 1,550,000 shares of Ashland Coal's common stock to accredited institutional investors and the issuance of 400,000 shares to the seller of Dal-Tex. On the sale of these shares, Ashland Coal realized $60,310,000 after underwriting and stock issuance expenses of $1,739,000.

13. EARNINGS PER SHARE
    Earnings per share of common stock are based on the weighted average number of common and common equivalent shares outstanding during each year. Shares of common stock issuable under the Company's stock incentive plan are treated as common stock equivalents when dilutive. Fully diluted earnings per share are based on conversion rights that become effective within 10 years of the respective balance sheet date.

    Computations of earnings per share, using the "two class" method, are as follows:

(IN THOUSANDS EXCEPT EARNINGS PER SHARE)                                                  1993       1992       1991
                                                                                       ----------  ---------  ---------
Income before the cumulative effect of changes in accounting.........................  $   45,374  $  35,739  $  38,620
Less: Common stock dividends.........................................................       5,436      5,224      4,623
     Preferred stock dividends.......................................................       2,529      2,435      2,435
     Accretion of discount on preferred stock (subject to redemption)................         770      1,280      1,232
                                                                                       ----------  ---------  ---------
Undistributed earnings less accretion before cumulative effect adjustments...........      36,639     26,800     30,330
Cumulative effect of changes in accounting...........................................     (18,836)        --         --
                                                                                       ----------  ---------  ---------
Undistributed earnings less accretion................................................  $   17,803  $  26,800  $  30,330
                                                                                       ----------  ---------  ---------
                                                                                       ----------  ---------  ---------

Earnings per common share:
  Primary:
    Undistributed earnings less accretion before cumulative effect
     adjustments....................................................  $    2.08  $    1.61  $    2.00
    Dividends (except preference dividends).........................        .40        .40        .40
                                                                      ---------  ---------  ---------
    Earnings before cumulative effect adjustments...................       2.48       2.01       2.40
    Cumulative effect adjustments...................................      (1.07)        --       --
                                                                      ---------  ---------  ---------
    Net income......................................................  $     1.41 $     2.01 $     2.40
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
  Fully diluted:
    Undistributed earnings less accretion before cumulative effect
     adjustments....................................................  $     1.94 $     1.48 $     1.82
    Dividends (except preference dividends).........................         .40        .40        .40
                                                                      ---------  ---------  ---------
    Earnings before cumulative effect adjustments...................        2.34       1.88       2.22
    Cumulative effect adjustments...................................       (1.00)        --        --
                                                                      ---------  ---------  ---------
    Net income......................................................  $     1.34 $     1.88 $     2.22
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    Weighted average shares for computing earnings per share were as follows:

(IN THOUSANDS)                                                                          1993       1992       1991
                                                                                      ---------  ---------  ---------
Primary.............................................................................     17,579     16,668     15,155
Fully diluted.......................................................................     18,924     18,115     16,655

14. STOCK INCENTIVE PLAN
    On August 8, 1988, the stockholders approved a stock incentive plan reserving 750,000 shares of Ashland Coal common stock for awards to officers and key employees. The plan provides for the granting of incentive stock options (qualified stock options), nonqualified stock options, stock appreciation rights
(SARs) and restricted stock awards. Stock options generally become exercisable in full or in part one year from date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to surrender stock options and receive cash or stock in an amount equal to the excess of the market value of the optioned shares over their option price. Unexercised options and any accompanying SARs lapse ten years after the date of grant. Restricted stock awards may entitle employees to purchase shares at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. As of December 31, 1993, no SARs or restricted stock awards have been granted.

    Information regarding this plan follows:

                                                             1993                       1992                      1991
                                                   -------------------------  ------------------------  ------------------------
                                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                   AVERAGE       COMMON      AVERAGE       COMMON      AVERAGE
(IN THOUSANDS EXCEPT PER SHARE DATA)               COMMON SHARES    PRICE        SHARES       PRICE        SHARES       PRICE
                                                   -------------  ----------  ------------  ----------  ------------  ----------
Options outstanding at January 1.................            432   $   20.91           398   $   17.99           283   $   14.69
  Granted........................................             96       25.50            75       34.38           162       22.00
  Exercised......................................            (29)      16.61           (26)      15.44           (47)      11.94
  Cancelled......................................            (31)      26.37           (15)      20.38            --
                                                             ---                       ---                       ---
Options outstanding at December 31...............            468       21.75           432       20.91           398       17.99
                                                             ---                       ---                       ---
                                                             ---                       ---                       ---
Options exercisable at December 31...............            284                       204                       136
Options available for grant at December 31.......            170                       235                       295

15. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

    The Company has a noncontributory defined benefit pension plan covering certain of its salaried and nonunion hourly employees. Benefits for salaried employees generally are based on years of service and the employee's compensation during the three years prior to retirement. For hourly employees, the plan provides for a stated benefit for each year of service. Ashland Coal funds the plan in an amount not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes. Plan assets consist primarily of equity securities and fixed income securities.

    The net pension expense of the plan included the following components:

(IN THOUSANDS)                                                                            1993       1992       1991
                                                                                        ---------  ---------  ---------
Service cost of benefits earned.......................................................  $   1,047  $     735  $     527
Interest cost on projected benefit obligation.........................................        712        492        358
Actual return on plan assets..........................................................       (506)      (104)      (484)
Net amortization......................................................................        227       (158)       203
                                                                                        ---------  ---------  ---------
  Net periodic pension cost...........................................................  $   1,480  $     965  $     604
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1993 and 1992:

(IN THOUSANDS)                                                                                  1993       1992
                                                                                              ---------  ---------
Actuarial present value of benefit obligation:
  Vested benefits...........................................................................  $   5,707  $   4,417
  Nonvested benefits........................................................................        838        644
                                                                                              ---------  ---------
    Accumulated benefit obligation..........................................................      6,545      5,061
Effect of projected compensation increases..................................................      5,803      4,454
                                                                                              ---------  ---------
    Projected benefit obligation............................................................     12,348      9,515
Plan assets at fair value...................................................................      6,012      4,625
                                                                                              ---------  ---------
    Projected benefit obligation in excess of plan assets...................................      6,336      4,890
Unrecognized transition credit..............................................................        597        697
Unrecognized prior service cost.............................................................         (8)        (8)
Unrecognized net loss.......................................................................     (2,998)    (2,133)
                                                                                              ---------  ---------
    Accrued pension liability...............................................................      3,927      3,446
Less amount included in accrued expenses....................................................      1,152        947
                                                                                              ---------  ---------
    Amount included in other long-term liabilities..........................................  $   2,775  $   2,499
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The assumptions used in computing the information above were as follows:

                                                                                            1993       1992       1991
                                                                                          ---------  ---------  ---------
Discount rate...........................................................................       7.0%       7.5%       8.0%
Expected long-term rate of return on plan assets........................................       9.0%       9.0%      10.0%
Future compensation growth rate.........................................................       5.0%       5.0%       6.0%

MULTIEMPLOYER PENSION AND BENEFIT PLANS

    Under the labor contract with the United Mine Workers of America (UMWA), Ashland Coal made payments of $475,000 in 1993, $1,105,000 in 1992, and $669,000
in 1991 into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). Ashland Coal has estimated its share of such amount to be $16,500,000 at December 31, 1993. Ashland Coal is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements.

    The Coal Industry Retiree Health Benefit Act of 1992 (Benefit Act) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands

Fund, which is funded by a federal tax on coal production. This funding arrangement commenced February 1, 1993. Some former employers, however, have filed suits challenging the constitutionality of the Benefit Act.

    Ashland Coal treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. During 1993, Ashland Coal recognized $240,000 in expense relative to premiums paid pursuant to the Benefit Act. The Company believes that the amount of its obligation under the Benefit Act is not significant. Under the prior funding arrangement for retirees now covered by the Benefit Act, Ashland Coal paid
$609,000  in  1993,  $4,809,000  in  1992,  and  $2,606,000  in  1991  into  two multiemployer benefit trusts.

OTHER POSTRETIREMENT BENEFIT PLANS

    Ashland Coal and its subsidiaries currently provide certain postretirement health and life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting the eligibility requirements for pension benefits are also eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement medical and dental plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for retirees who were members of the UMWA is not contributory. The Company's current funding policy is to fund the cost of all postretirement health and life insurance benefits as they are paid.

    The net periodic postretirement benefit expense of these plans for 1993 included the following components:

(IN THOUSANDS)
Service cost............................................................................................  $   4,236
Interest cost...........................................................................................      4,988
                                                                                                          ---------
Net periodic postretirement benefit cost................................................................  $   9,224
                                                                                                          ---------
                                                                                                          ---------

    The following table sets forth the amounts recognized in the consolidated balance sheet at December 31, 1993, none of which have been funded:

(IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.............................................................................................  $  21,080
  Fully eligible active plan
   participants........................................................................................      8,669
  Other active plan participants.......................................................................     39,084
                                                                                                         ---------
                                                                                                            68,833
Unrecognized net gain..................................................................................        323
                                                                                                         ---------
  Accrued postretirement obligation....................................................................     69,156
Less amount included in accrued expenses...............................................................      1,311
                                                                                                         ---------
  Amount included in accrued postretirement benefits...................................................  $  67,845
                                                                                                         ---------
                                                                                                         ---------

    The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8.25% at December 31, 1993 and 1992, respectively. The assumed health care cost trend rate for 1994 is 13%, decreasing to 5% in the year 2010. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $12,300,000, or 17.9%, and the net periodic postretirement benefit cost for 1993 by $2,000,000, or 21.7%.

OTHER PLANS

    Ashland Coal sponsors three savings plans which were established to assist eligible employees in providing for their future retirement needs. Ashland Coal's contributions to the plans were $1,464,000 in 1993, $1,135,000 in 1992, and $616,000 in 1991.

    In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, which requires that employers who provide benefits to former or inactive employees after employment but before retirement recognize the obligation for those benefits under certain conditions. Ashland Coal will adopt SFAS No. 112 in 1994. Ashland Coal does not believe that SFAS No. 112 will have a significant effect on the consolidated financial statements.

16. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
    Ashland Coal places its cash equivalents in investment grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

    Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As of December 31, 1993 and 1992, accounts receivable from electric utilities located in the United States totaled $31,609,000 and $49,908,000, respectively, and accounts receivable from electric utilities located in Europe totaled $2,491,000 and $10,738,000, respectively. Credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and consistently have been minimal.

    Ashland Coal is committed under several long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:

(IN THOUSANDS)                                                                    1993        1992        1991
                                                                                ---------  -----------  ---------
Customer A....................................................................  $  99,251  $   128,245  $  87,728
Customer B....................................................................     79,620       84,172     78,219
Customer C....................................................................     44,033       68,826     41,006

    In 1993, 1992, and 1991, Ashland Coal had export sales, principally to European customers, of $50,364,000, $93,832,000, and $95,229,000, respectively.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS
    The following methods and assumptions were used by Ashland Coal in estimating its fair value disclosures for financial instruments:

    CASH AND CASH  EQUIVALENTS:   The carrying  amount reported  in the  balance
sheet for cash and cash equivalents approximates its fair value.

    LONG-TERM AND SHORT-TERM DEBT: The carrying amounts of Ashland Coal's borrowings under its revolving credit agreement and under lines of credit approximate their fair value. The fair values of Ashland Coal's senior notes are estimated using discounted cash flow analyses, based on Ashland Coal's current incremental borrowing rates for similar types of borrowing arrangements.

    The carrying amounts and fair values of Ashland Coal's financial instruments at December 31, 1993, are as follows:

                                                                                           CARRYING
(IN THOUSANDS)                                                                              AMOUNT     FAIR VALUE
                                                                                          -----------  -----------
Cash and cash equivalents...............................................................  $       556  $       556
Lines of credit.........................................................................       56,332       56,332
Revolving credit agreement..............................................................       50,000       50,000
Senior notes............................................................................      175,000      197,000

18. SALE AND LEASEBACK
    On January 29, 1993, Ashland Coal sold mining equipment valued at approximately $64,000,000 and leased back the equipment under an operating lease. The proceeds of this transaction were used to repay borrowings under Ashland Coal's revolving credit agreement. The lease has a term of three years and provides for minimum annual rental payments of $9,467,000 in 1994, $9,160,000 in 1995, and $2,242,000 in 1996. At the end of the lease term, the Company has the option to purchase the equipment for $43,172,000. Alternatively, the equipment may be sold by the lessor to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event and to the extent that the proceeds are below $35,631,000.

19. COMMITMENTS AND CONTINGENCIES
    Ashland Coal leases office space, mining equipment, land, and various other properties under noncancellable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $10,772,000 in 1993, $3,510,000 in 1992, and $4,371,000 in 1991. Minimum annual rentals due in future years under lease agreements in effect at January 1, 1994, are approximately $13,241,000 in 1994, $12,293,000 in 1995, $5,449,000 in 1996,
$3,239,000 in 1997, $2,928,000 in 1998, and additional amounts thereafter aggregating $14,910,000 through 2011.

    Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $4,600,000 (included in other-long-term liabilities) and believes that probable insurance recoveries of $3,900,000 (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $5,500,000 (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

    Ashland Coal has claims outstanding against a construction contractor for business interruption losses sustained by the Company when a coal silo failed and a second silo was unavailable during repairs. Recoveries under these claims are not expected to be material.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Quarterly financial data for 1993 and 1992 are summarized below.

                                                                                              THREE MONTHS ENDED
(IN THOUSANDS EXCEPT EARNINGS PER SHARE)                                        MARCH 31     JUNE 30      SEPT. 30     DEC. 31
                                                                                --------     --------     --------     --------
1993:
  Sales and operating revenues.............................................     $138,167     $134,990     $113,751     $111,434
  Operating income (loss)..................................................        5,527        7,050       (7,041)        (379)
  Income (loss) before the cumulative effect of changes in accounting......        1,534        1,724       43,699       (1,583)
  Cumulative effect of changes in accounting...............................      (18,836)          --           --           --
  Net income (loss)........................................................      (17,302)       1,724       43,699(1)    (1,583)(2)
  Earnings (loss) per common share(3)
    Primary
      Income (loss) before cumulative effect adjustments...................          .06          .07         2.45         (.10)
      Net income (loss)....................................................        (1.05)         .07         2.45         (.10)
    Fully diluted
      Income (loss) before cumulative effect adjustments...................          .06          .07         2.31         (.10)
      Net income (loss)....................................................        (1.05)         .07         2.31         (.10)
1992:
  Sales and operating revenues.............................................     $110,820     $144,618     $160,701     $163,585
  Operating income.........................................................       11,379       14,602       14,829       17,167
  Net income...............................................................        7,282        8,084        7,964       12,409(4)
  Earnings per common share(3)
    Primary................................................................          .44          .44          .43          .69
    Fully diluted..........................................................          .41          .41          .41          .64

- ------------------------
(1) In the third quarter of 1993, Ashland Coal recognized $50,247,000 ($2.84 per share on a primary basis and $2.67 per share on a fully diluted basis) of deferred tax benefit primarily as the result of a change in tax law that allows the deduction of the amortization of goodwill associated with the 1992 acquisition of Dal-Tex. Also in the third quarter, the Company recorded a special charge to increase the valuation allowance relative to certain prepaid royalties. This special charge of $9,900,000 reduced net income by $6,039,000, which is $.34 per share on a primary basis and $.32 on a fully diluted basis.
(2) In the fourth quarter of 1993, the Company (a) recognized $1,182,000 in additional mine closing cost accruals, depreciation, and amortization as the result of a shortening of the estimated life of a mine, (b) increased its estimate of certain state taxes payable relative to the first three quarters of 1993, increasing costs and expenses by $1,012,000, and (c) recognized a $1,130,000 reduction in costs and expenses for payments made into a benefit fund (established by the Coal Industry Retiree Health Benefit Act of 1992) during 1993 which will be applied to future obligations. In the aggregate these adjustments increased net loss for the quarter by $648,000, or $.04 per share on a primary basis and $.03 per share on a fully diluted basis.
(3) The sum of the quarterly earnings per share amounts does not equal earnings per share for the full year, because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common and common equivalent shares outstanding during each period and because of certain adjustments required to avoid antidilution of fully diluted loss per share for any period in which a loss is experienced.
(4) In the fourth quarter of 1992, Ashland Coal lowered its estimate of the annual effective tax rate to 4.5%, which increased net income by $1,931,000, or $.11 per share on a primary basis and $.10 per share on a fully diluted basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in accountants or disagreements with accountants with respect to accounting and financial disclosure during the two most recent fiscal years.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaption "Nominees for Director" which appears under the caption "Election of Directors" beginning on Page 4 in the Company's 1994 Proxy Statement. See also the list of the Company's executive officers and related information under "Executive Officers of the Registrant" in
Part I, Item X herein.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the "Summary Compensation Table", the "Option Grants in Last Fiscal Year" table, the "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values" table, the "Long Term Incentive Plans Awards in Last Fiscal Year" table, the Other Compensation Plans section (including the Pension Plan Table), the Employment Contracts and Termination of Employment and Change in Control Arrangements section, the Compensation of Directors section, and the Compensation Committee Interlocks and Insider Participation section appearing on Pages 19 to 28 in the Company's 1994 Proxy
Statement. No portion of the Personnel and Compensation Committee and Key Employee Stock Administration Committee Report on Executive Compensation for 1993 or the "Comparison of Cumulative Total Return" table is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" beginning on Page 9 of the Company's 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Restated Shareholders Agreement" and "Registration Rights Agreement" on Pages 11 and 12 of the Company's 1994 Proxy Statement and the information appearing under the caption "Certain Relationships and Related Transactions" beginning on Page 28 of the Company's 1994 Proxy Statement.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

                                                                                             PAGE
                                                                                              ---
    (1) The following consolidated financial statements of Ashland Coal, Inc. and subsidiaries are included in Item 8 at the page indicated:
             Report of Independent Auditors.............................................          18
             Consolidated Statements of Income--Years Ended December 31, 1993, 1992 and
              1991......................................................................          19
             Consolidated Balance Sheets--December 31, 1993 and 1992....................          20
             Consolidated Statements of Stockholders' Equity--Years Ended December 31,
              1993, 1992 and 1991.......................................................          22
             Consolidated Statements of Cash Flows--Years Ended December 31, 1993, 1992
               and 1991.................................................................          23
             Notes to Consolidated Financial Statements.................................          24

    (2) The following consolidated financial statement schedules of Ashland Coal, Inc. and subsidiaries are included in Item 14 at the page indicated:

                V --  Property, Plant and Equipment.........................................          43
               VI --  Accumulated Depreciation, Depletion and Amortization of Property,
                       Plant and Equipment..................................................          44
             VIII --  Valuation and Qualifying Accounts.....................................          45
                X --  Supplementary Income Statement Information............................          46

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits filed as part of this Report are as follows:

         3.1      -      Restated Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Post-Effective Amendment No. 1 to the Company's Registration Statement
                         on Form S-3 dated May 5, 1993, is incorporated herein by reference).
         3.2      -      Amended By-laws of the Company (Exh. 3.4).*
         4.1      -      Amended and Restated Credit Agreement (Credit Agreement) dated as of April 1,
                         1992,  among Ashland Coal,  Inc., the Banks  listed therein, Continental Bank
                         N.A., as Agent, and National Westminster  Bank PLC, as Co-Agent (Exhibit  4.1
                         to  the Company's  Form 8-K  dated April 6,  1992, is  incorporated herein by reference).
         4.2      -      First Amendment to Credit Agreement dated as of February 1, 1993 (Exhibit 4.1 to the  Company's  Current  Report on  Form  8-K  dated March  15,  1993,  is incorporated herein by reference).
         4.3      -      Amended and Restated Trust Agreement dated as of April 1, 1992, among Ashland
                         Coal,  Inc., the  Banks signatory thereto,  Continental Bank  N.A., as Agent,
                         National Westminster Bank  PLC, as Co-Agent,  and Continental Bank,  National
                         Association,  as Bid  Trustee (Exhibit  4.2 to  the Company's  Form 8-K dated
                         April 6, 1992, is incorporated herein by reference).
         4.4      -      Note Agreement  dated as  of September  15, 1990  (September 15,  1990,  Note
                         Agreement),  among Ashland Coal, Inc. and  the Purchasers named in Schedule I thereto relating  to  the  Company's  $100,000,000  9.78%  Senior  Notes  due
                         September 15, 2000 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on November 13, 1990, and incorporated herein by reference).

         4.5      -      First  Amendment Agreement  dated as  of May 15,  1991, to  the September 15,
                         1990, Note Agreement (filed  as an Exhibit to  the Company's Form 10-Q  filed with the SEC on August 12, 1991, and incorporated herein by reference).
         4.6      -      Second  Amendment Agreement dated as  of March 1, 1993,  to the September 15,
                         1990, Note Agreement. (Exhibit  4.6 to the Company's  Form 10-K for the  year ended  December  31,  1992,  filed  with  the  SEC  on  March  23,  1993,  is incorporated herein by reference).
         4.7      -      Composite conformed copy of Note Agreement dated as of May 15, 1991 (May  15,
                         1991, Note Agreement), among the Company and the Purchasers named in Schedule
                         I  thereto relating to  the Company's $22,100,000 8.92%  Senior Notes due May
                         15, 1996, and $52,900,000 9.66%  Senior Notes due May  15, 2006 (filed as  an
                         Exhibit to the Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
         4.8      -      First  Amendment Agreement dated  as of March  1, 1993, to  the May 15, 1991,
                         Note Agreement. (Exhibit 4.8  to the Company's Form  10-K for the year  ended
                         December  31, 1992,  filed with  the SEC on  March 23,  1993, is incorporated herein by reference).
         4.9      -      Amendment to  Restated Shareholders  Agreement dated  August 6,  1993,  among
                         Ashland  Oil, Inc. (Ashland  Oil), Saarberg Coal  International GmbH (SCI), a
                         predecessor to  Saarbergwerke A.G.  (Saarberg), Carboex  International,  Ltd.
                         (Carboex)  and the Company (Exhibit 4.1  to the Company's Quarterly Report on
                         Form 10-Q dated August 16, 1993, is incorporated herein by reference).
        4.10      -      Stockholder Agreement, dated as of April  2, 1992, among the United  Company,
                         United  Affiliates Corporation (UAC), James  W. McGlothlin, W. W. McGlothlin,
                         N. D. Street, Charles T. Carter and the Company (Exhibit 4.4 to the Company's
                         Form 8-K dated April 6, 1992, is incorporated herein by reference).
        4.11      -      Registration Rights Agreement dated as of August 2, 1993, among the  Company,
                         Ashland  Oil, Saarberg  and Carboex (Exhibit  4.1 to  the Company's Quarterly
                         Report on  Form  10-Q  dated  August 13,  1993,  is  incorporated  herein  by reference).
        10.1      -      Restated  Coal  Off-Take Agreement  among  SCI (a  predecessor  of Saarberg),
                         Carboex and the Company (Exhibit 10.1  to the Company's Form 8-K dated  April
                         6, 1992, is incorporated herein by reference).
        10.2      -      Lease  between Little Coal Land Company and Ashland Land & Development Co., a
                         wholly owned subsidiary of the Company, which was merged into Allegheny  Land
                         Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
        10.3      -      Surface  Lease  between H.  G. Schaeffer,  III,  et al.,  and Ashland  Land &
                         Development Co., a wholly owned subsidiary  of the Company, which was  merged into  Allegheny Land Company, a wholly  owned subsidiary of the Company (Exh.
                         10.12).*
        10.4      -      Lease Agreement  between Consolidation  Coal Company  and Addington  Brothers
                         Mining,  Inc.,  an  independent  operating  subsidiary  of  the  Company that subsequently changed its name to Saarcar Coal, Inc. (Exh. 10.13).*
        10.5      -      Lease between Dickinson Properties, Inc.,  the Southern Land Company, and  F.
                         B.  Nutter, Jr. and F.  B. Nutter, Sr., predecessors  in interest to a wholly owned subsidiary of the Company (Exh. 10.14).*
        10.6      -      Lease between Oglebay Norton  Company and F. B.  Nutter, Sr., predecessor  in interest to a wholly owned subsidiary of the Company (Exh. 10.15).*
        10.7      -      Lease  between James O.  Cole, et al.,  and Hobet Mining  & Construction Co.,
                         Inc., an independent  operating subsidiary of  the Company that  subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*

        10.8      -      Lease  between Island Creek Coal Company and Hobet Mining & Construction Co.,
                         Inc., an independent  operating subsidiary of  the Company that  subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*
        10.9      -      Lease  Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining &
                         Construction Co., Inc.,  an independent operating  subsidiary of the  Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.22).*
       10.10      -      Lease  and  Modification Agreement  between  Horse Creek  Coal  Land Company,
                         Ashland Oil  and  Hobet  Mining  & Construction  Co.,  Inc.,  an  independent operating  subsidiary of  the Company that  subsequently changed  its name to
                         Hobet Mining, Inc. (Exh. 10.24).*
       10.11      -      Lease Agreement between C. C.  Lewis Heirs Limited Partnership and  Allegheny
                         Land Company, a wholly owned subsidiary of the Company (Exh. 10.25).*
       10.12      -      Sublease  between F. B. Nutter, Sr., et  al., and Hobet Mining & Construction
                         Co.,  Inc.,  an  independent  operating   subsidiary  of  the  Company   that
                         subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
       10.13      -      Coal  Lease  Agreement  dated  as  of  March  31,  1992,  among  Dal-Tex Coal
                         Corporation as lessee and UAC and  Phoenix Coal Corporation, as lessors,  and related Company Guarantee (Exhibit 10.2 to the Company's Form 8-K dated April
                         6, 1992, is incorporated herein by reference).
       10.14      -      1988  Stock Incentive Plan  for Key Employees  of Ashland Coal,  Inc. and its
                         subsidiaries (Exh. 10.34).*
       10.15      -      Ashland Coal, Inc. Performance Unit Plan (Exh. 10.35).*
       10.16      -      Ashland Coal, Inc. ERISA Forfeiture Plan (Exh. 10.46).*
       10.17      -      Ashland Coal,  Inc.  Deferred  Compensation  Plan  for  Key  Employees  (Exh.
                         10.47).*
       10.18      -      Ashland  Coal, Inc.  Incentive Compensation  Program for  Key Employees (Exh.
                         10.48).*
       10.19      -      Form of Ashland Coal, Inc. Master Trust Agreement (Exh. 10.56).*
       10.20      -      Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
       10.21      -      Lease dated as of  October 1, 1987, between  Pocahontas Land Corporation  and
                         Mingo  Logan Collieries Company  whose name is now  Mingo Logan Coal Company.
                         (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to  the
                         Company's  Form 8-K filed with  the SEC on February  8, 1990, is incorporated herein by reference).
       10.22      -      Consent, Assignment  of Lease  and  Guaranty dated  January 24,  1990,  among
                         Pocahontas  Land Corporation,  Mingo Logan  Coal Company,  Mountain Gem Land,
                         Inc. and Ashland Coal, Inc. (Exhibit 10.4  to Amendment No. 1 filed with  the
                         SEC  on February 14,  1990, to the Company's  Form 8-K filed  with the SEC on
                         February 8, 1990, is incorporated herein by reference).
       10.23      -      Letter Agreement dated November 20, 1990, between the Company and William  C.
                         Payne  regarding  certain  supplemental  retirement  benefits  of  Mr.  Payne
                         (Exhibit 10.33).**
       10.24      -      Ashland Coal,  Inc.  Amended  and Restated  Deferred  Compensation  Plan  for
                         Directors' Fees (Exhibit 10.34).***
       10.25      -      Coal  Sales Agency Agreement dated December 12, 1991 (Agency Agreement) among the Company, Saarberg and Carboex (Exhibit  10.31 to the Company's Form  10-K
                         for  the year ended December  31, 1991, filed with the  SEC on March 4, 1992, and incorporated herein by reference).
       10.26      -      Amendment to Agency Agreement  dated January 26, 1993  (Exhibit 10.29 to  the
                         Company's  Form 10-K for the year ended December 31, 1992, filed with the SEC on March 25, 1993, and incorporated herein by reference).

          11      -      Statement Re Computation of Per Share Earnings.***
          22      -      Subsidiaries of the Company.***
          24      -      Consent of Independent Auditors.***
          25      -      Powers of Attorney.***

- ------------------------
  * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-22425) filed with the SEC on June 9, 1988, and Amendments No. 1, No. 2 and No. 3 filed with the SEC on July 14, 1988, August 3, 1988, and August 5, 1988, respectively, and Post-Effective Amendment No. 1 filed with the SEC on August 11, 1988. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 16(a) of Post-Effective Amendment No. 1 to such Registration Statement.
 ** Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 21, 1991. The Exhibit number referred to within the parentheses corresponds to the number of such exhibit on Item 14(a)(3) of such Form 10-K.
*** Included with this Report.

    Items  10.14,  10.15,  10.16,  10.17,  10.18,  10.20,  10.23  and  10.24 are
executive compensation plans.

    Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

(b) Reports on Form 8-K

    A current Report on Form 8-K was filed on December 22, 1993 to report UMWA ratification of the Wage Agreement and the return of UMWA workers to the mines of Hobet and the Dal-Tex Subsidiaries.

                      ASHLAND COAL, INC. AND SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                      BALANCE
                                        AT      ADDITIONS                               BALANCE
                                     BEGINNING     AT                                    AT END
DESCRIPTION                           OF YEAR    COST(1)   RETIREMENTS   OTHER(2)       OF YEAR
- -----------------------------------  ---------  ---------  -----------  -----------     --------
Year Ended December 31, 1993
  Land.............................  $   5,251  $     518        $  35  $      (480)    $  5,254
  Coal Lands and Mineral Rights....    450,267      2,587        6,041       10,085      456,898
  Buildings and Improvements.......     26,322      1,969           14         (279)      27,998
  Equipment and Processing
   Facilities......................    317,232     12,754        2,738        3,423      330,671
  Other............................      5,328        509          182           33        5,688
  Construction in Progress.........      2,196      2,262            5       (1,873)       2,580
                                     ---------  ---------  -----------  -----------     --------
                                     $ 806,596  $  20,599       $9,015  $    10,909     $829,089
                                     ---------  ---------  -----------  -----------     --------
                                     ---------  ---------  -----------  -----------     --------
Year Ended December 31, 1992
  Land.............................  $   3,869  $     330          $27  $     1,079     $  5,251
  Coal Lands and Mineral Rights....    187,292     24,863          955      239,067      450,267
  Buildings and Improvements.......     18,447        626          305        7,554       26,322
  Equipment and Processing
   Facilities......................    257,835     70,535        6,481       (4,657)(3)  317,232
  Other............................      4,661        908          352          111        5,328
  Construction in Progress.........     22,177        297           --      (20,278)       2,196
                                     ---------  ---------  -----------  -----------     --------
                                     $ 494,281  $  97,559       $8,120  $   222,876     $806,596
                                     ---------  ---------  -----------  -----------     --------
                                     ---------  ---------  -----------  -----------     --------
Year Ended December 31, 1991
  Land.............................  $   3,235  $     677        $  12  $       (31)    $  3,869
  Coal Lands and Mineral Rights....    171,292      1,774          796       15,022(4)   187,292
  Buildings and Improvements.......     16,402      2,171          146           20       18,447
  Equipment and Processing
   Facilities......................    184,221     75,234        3,039        1,419      257,835
  Other............................     16,487      4,986        1,836      (14,976)(4)    4,661
  Construction in Progress.........      5,401     18,287           --       (1,511)      22,177
                                     ---------  ---------  -----------  -----------     --------
                                     $ 397,038  $ 103,129       $5,829  $       (57)    $494,281
                                     ---------  ---------  -----------  -----------     --------
                                     ---------  ---------  -----------  -----------     --------

- ------------------------
(1) Includes $54,639 during 1992 and $70,224 during 1991 for the expansion of operations at Mingo Logan Coal Company.
(2) For 1993, principally includes adjustments to mineral reserves acquired in prior business combinations required by the adoption of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, on January 1, 1993. For 1992, principally includes assets acquired through an acquisition of a subsidiary. For 1991, principally includes reclassifica-tions of construction in progress to respective asset classifications.
(3) Includes $(79,760) reclassified to assets to be sold and leased back.
(4) Reflects reclassification of $14,970 of mineral development costs.

                      ASHLAND COAL, INC. AND SUBSIDIARIES
     SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                                ADDITIONS
                                      BALANCE    CHARGED
                                        AT      TO COSTS                              BALANCE
                                     BEGINNING     AND                                 AT END
DESCRIPTION                           OF YEAR   EXPENSES   RETIREMENTS  OTHER(1)      OF YEAR
- -----------------------------------  ---------  ---------  -----------  ---------     --------
Year Ended December 31, 1993
  Land.............................  $      10     $    5        $  --  $      --     $     15
  Coal Lands and Mineral Rights....     51,536     20,192        6,041         18       65,705
  Buildings and Improvements.......     10,067      1,646           11         16       11,718
  Equipment and Processing
   Facilities......................    105,073     33,259        2,153         66      136,245
  Other............................      3,393        964          142         --        4,215
                                     ---------  ---------  -----------  ---------     --------
                                     $ 170,079    $56,066       $8,347  $     100     $217,898
                                     ---------  ---------  -----------  ---------     --------
                                     ---------  ---------  -----------  ---------     --------
Year Ended December 31, 1992
  Land.............................  $       6     $    4        $  --  $      --     $     10
  Coal Lands and Mineral Rights....     35,796     16,004          874        610       51,536
  Buildings and Improvements.......      8,655      1,415           27         24       10,067
  Equipment and Processing
   Facilities......................     89,909     34,980        4,219    (15,597)(2)  105,073
  Other............................      2,896        853          351         (5)       3,393
                                     ---------  ---------  -----------  ---------     --------
                                     $ 137,262    $53,256       $5,471  $ (14,968)    $170,079
                                     ---------  ---------  -----------  ---------     --------
                                     ---------  ---------  -----------  ---------     --------
Year Ended December 31, 1991
  Land.............................  $      14     $    4        $  12  $      --     $      6
  Coal Lands and Mineral Rights....     23,664      8,021          754      4,865(3)    35,796
  Buildings and Improvements.......      7,604      1,056            5         --        8,655
  Equipment and Processing
   Facilities......................     71,489     20,962        2,542         --       89,909
  Other............................      5,835      2,924        1,560     (4,303)(3)    2,896
                                     ---------  ---------  -----------  ---------     --------
                                     $ 108,606    $32,967       $4,873  $     562     $137,262
                                     ---------  ---------  -----------  ---------     --------
                                     ---------  ---------  -----------  ---------     --------

- ------------------------
(1) Includes mine development costs offset against royalties and similar costs otherwise payable, and other reclassifications.
(2) Includes $(15,578) reclassified to assets to be sold and leased back.
(3) Reflects reclassification of $4,865 of mineral development costs.

                      ASHLAND COAL, INC. AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                           BALANCE AT    CHARGED TO                   BALANCE AT
                                           BEGINNING     COSTS AND                      END OF
DESCRIPTION                                 OF YEAR       EXPENSES     DEDUCTIONS(1)     YEAR
- ----------------------------------------   ----------   ------------   -----------    ----------
Year Ended December 31, 1993
  Reserves Deducted from Asset Accounts
    Prepaid Royalties...................   $  10,634    $    12,720 (2)      $1,292   $  22,062
    Property, Plant and Equipment.......       1,638             75             --        1,713
    Other Assets........................       9,452            137             --        9,589
Year Ended December 31, 1992
  Reserves Deducted from Asset Accounts
    Prepaid Royalties...................   $  10,645    $     3,000         $3,011    $  10,634
    Property, Plant and Equipment.......       1,498            153             13        1,638
    Other Assets........................       8,313          1,139             --        9,452
Year Ended December 31, 1991
  Reserves Deducted from Asset Accounts
    Prepaid Royalties...................   $   8,842    $     3,000         $1,197    $  10,645
    Property, Plant and Equipment.......       1,433            726            661        1,498
    Other Assets........................       7,237          1,076             --        8,313

- ------------------------------
(1) Reserves utilized, unless otherwise indicated.
(2) Includes $9,900 special charge to increase the valuation allowance for certain prepaid royalties.

                      ASHLAND COAL, INC. AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                                  CHARGED TO COSTS AND EXPENSES
                                                                                 -------------------------------
                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
ITEM(1)                                                                            1993       1992       1991
- -------------------------------------------------------------------------------  ---------  ---------  ---------
Maintenance and Repairs........................................................  $  37,507  $  42,208  $  27,560
Amortization of Intangible Assets..............................................     15,609     14,334      5,734
Severance Taxes................................................................     13,568     14,527     10,506
Federal Black Lung Excise Tax..................................................     11,307     12,142      8,341
Property Taxes.................................................................      5,531      3,386      2,496
Coal Royalties.................................................................     23,721     44,681     30,885

- ------------------------------
(1) Amounts for advertising are not presented because such amounts are less than 1 percent of total sales and revenues.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASHLAND COAL, INC.
                                          (Registrant)

                                          By:        /s/ MARC R. SOLOCHEK

                                             -----------------------------------
                                                      Marc R. Solochek
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

                                          Date: March 30, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1994.

                      SIGNATURES                                                CAPACITY
- ------------------------------------------------------  ---------------------------------------------------------
          By:          /s/ WILLIAM C. PAYNE
       ---------------------------------------          Chairman of the Board, President and Chief Executive
                   William C. Payne                      Officer and Director
          By:          /s/ MARC R. SOLOCHEK
       ---------------------------------------          Senior Vice President and Chief Financial Officer
                   Marc R. Solochek
          By:         /s/ WILLIAM M. GERRICK
       ---------------------------------------          Controller and Principal Accounting Officer
                  William M. Gerrick

Robert A. Charpie                             Director
Paul W. Chellgren                             Director
Werner Externbrink                            Director
Thomas L. Feazell                             Director
                                                              By:  /s/ ROY F. LAYMAN
                                                              ----------------------
                                                                  Roy F. Layman
Juan Antonio Ferrando                         Director         AS ATTORNEY-IN-FACT
Robert L. Hintz                               Director
J. Marvin Quin                                Director
Robert E. Yancey, Jr.                         Director
Michael G. Ziesler                            Director

    ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM C. PAYNE, MARC R. SOLOCHEK, AND ROY F. LAYMAN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 25 TO THIS REPORT.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   EXHIBIT TITLE
- -----------  ----------------------------------------------------------------------------------------------------------
       3.1   Restated  Certificate  of Incorporation  of the  Company, as  amended (Exhibit  3.1 to  the Post-Effective
             Amendment No. 1 to  the Company's Registration Statement  on Form S-3 dated  May 5, 1993, is  incorporated herein by reference).
       3.2   Amended By-laws of the Company (Exh. 3.4).*
       4.1   Amended  and Restated Credit Agreement (Credit  Agreement) dated as of April  1, 1992, among Ashland Coal,
             Inc., the Banks listed  therein, Continental Bank N.A.,  as Agent, and National  Westminster Bank PLC,  as
             Co-Agent (Exhibit 4.1 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
       4.2   First  Amendment to Credit Agreement  dated as of February  1, 1993 (Exhibit 4.1  to the Company's Current
             Report on Form 8-K dated March 15, 1993, is incorporated herein by reference).
       4.3   Amended and Restated  Trust Agreement  dated as  of April 1,  1992, among  Ashland Coal,  Inc., the  Banks signatory  thereto,  Continental Bank  N.A., as  Agent, National  Westminster Bank  PLC, as  Co-Agent, and
             Continental Bank, National Association, as Bid Trustee (Exhibit 4.2 to the Company's Form 8-K dated  April
             6, 1992, is incorporated herein by reference).
       4.4   Note  Agreement dated as of September  15, 1990 (September 15, 1990,  Note Agreement), among Ashland Coal,
             Inc. and the Purchasers named  in Schedule I thereto relating  to the Company's $100,000,000 9.78%  Senior
             Notes  due September  15, 2000  (filed as  an Exhibit to  the Company's  Form 10-Q  filed with  the SEC on
             November 13, 1990, and incorporated herein by reference).
       4.5   First Amendment Agreement dated as of May 15, 1991, to the September 15, 1990, Note Agreement (filed as an
             Exhibit to the  Company's Form 10-Q  filed with the  SEC on August  12, 1991, and  incorporated herein  by reference).
       4.6   Second  Amendment Agreement dated as of March 1, 1993, to the September 15, 1990, Note Agreement. (Exhibit
             4.6 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
       4.7   Composite conformed copy of Note Agreement dated as of May 15, 1991 (May 15, 1991, Note Agreement),  among the  Company and the  Purchasers named in Schedule  I thereto relating to  the Company's $22,100,000 8.92%
             Senior Notes due May 15, 1996, and $52,900,000 9.66% Senior Notes due May 15, 2006 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
       4.8   First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991, Note Agreement. (Exhibit 4.8  to
             the  Company's Form 10-K for  the year ended December 31,  1992, filed with the SEC  on March 23, 1993, is incorporated herein by reference).
       4.9   Amendment to Restated Shareholders Agreement dated August 6, 1993, among Ashland Oil, Inc. (Ashland  Oil),
             Saarberg  Coal  International  GmbH  (SCI),  a  predecessor  to  Saarbergwerke  A.G.  (Saarberg),  Carboex
             International, Ltd. (Carboex) and the Company (Exhibit 4.1 to the Company's Quarterly Report on Form  10-Q
             dated August 16, 1993, is incorporated herein by reference).
       4.10  Stockholder  Agreement, dated as of April 2, 1992, among the United Company, United Affiliates Corporation
             (UAC), James W. McGlothlin, W. W. McGlothlin, N. D. Street, Charles T. Carter and the Company (Exhibit 4.4
             to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
       4.11  Registration Rights Agreement dated  as of August 2,  1993, among the Company,  Ashland Oil, Saarberg  and
             Carboex (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated August 13, 1993, is incorporated herein by reference).

  EXHIBIT
  NUMBER                                                   EXHIBIT TITLE
- -----------  ----------------------------------------------------------------------------------------------------------
      10.1   Restated  Coal Off-Take Agreement among SCI (a predecessor  of Saarberg), Carboex and the Company (Exhibit
             10.1 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
      10.2   Lease between Little Coal Land Company  and Ashland Land & Development  Co., a wholly owned subsidiary  of the  Company, which was merged into Allegheny Land Company, a wholly owned subsidiary of the Company (Exh.
             10.11).*
      10.3   Surface Lease between H. G.  Schaeffer, III, et al.,  and Ashland Land &  Development Co., a wholly  owned subsidiary  of the Company, which was merged into Allegheny Land Company, a wholly owned subsidiary of the
             Company (Exh. 10.12).*
      10.4   Lease Agreement between  Consolidation Coal Company  and Addington Brothers  Mining, Inc., an  independent operating  subsidiary  of the  Company that  subsequently changed  its  name to  Saarcar Coal,  Inc. (Exh.
             10.13).*
      10.5   Lease between Dickinson  Properties, Inc., the  Southern Land  Company, and F.  B. Nutter, Jr.  and F.  B.
             Nutter, Sr., predecessors in interest to a wholly owned subsidiary of the Company (Exh. 10.14).*
      10.6   Lease  between Oglebay Norton  Company and F.  B. Nutter, Sr.,  predecessor in interest  to a wholly owned subsidiary of the Company (Exh. 10.15).*
      10.7   Lease between James O. Cole, et al., and  Hobet Mining & Construction Co., Inc., an independent  operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*
      10.8   Lease  between  Island Creek  Coal  Company and  Hobet  Mining &  Construction  Co., Inc.,  an independent operating subsidiary  of the  Company that  subsequently  changed its  name to  Hobet Mining,  Inc.  (Exh.
             10.19).*
      10.9   Lease  Agreement between Fielden B. Nutter,  Dorothy Nutter and Hobet Mining  & Construction Co., Inc., an
             independent operating subsidiary of the Company that  subsequently changed its name to Hobet Mining,  Inc.
             (Exh. 10.22).*
      10.10  Lease  and Modification Agreement  between Horse Creek Coal  Land Company, Ashland Oil  and Hobet Mining &
             Construction Co., Inc., an independent operating subsidiary  of the Company that subsequently changed  its name to Hobet Mining, Inc. (Exh. 10.24).*
      10.11  Lease  Agreement between C. C. Lewis Heirs Limited  Partnership and Allegheny Land Company, a wholly owned subsidiary of the Company (Exh. 10.25).*
      10.12  Sublease between F. B.  Nutter, Sr., et  al., and Hobet  Mining & Construction  Co., Inc., an  independent operating  subsidiary  of the  Company that  subsequently changed  its  name to  Hobet Mining,  Inc. (Exh.
             10.27).*
      10.13  Coal Lease Agreement dated  as of March  31, 1992, among Dal-Tex  Coal Corporation as  lessee and UAC  and
             Phoenix  Coal Corporation, as lessors,  and related Company Guarantee (Exhibit  10.2 to the Company's Form
             8-K dated April 6, 1992, is incorporated herein by reference).
      10.14  1988 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its subsidiaries (Exh. 10.34).*
      10.15  Ashland Coal, Inc. Performance Unit Plan (Exh. 10.35).*
      10.16  Ashland Coal, Inc. ERISA Forfeiture Plan (Exh. 10.46).*
      10.17  Ashland Coal, Inc. Deferred Compensation Plan for Key Employees (Exh. 10.47).*
      10.18  Ashland Coal, Inc. Incentive Compensation Program for Key Employees (Exh. 10.48).*
      10.19  Form of Ashland Coal, Inc. Master Trust Agreement (Exh. 10.56).*
      10.20  Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
      10.21  Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries  Company
             whose  name is now Mingo Logan Coal  Company. (Exhibit 10.3 to Amendment No.  1 filed with SEC on February
             14, 1990, to the  Company's Form 8-K filed  with the SEC  on February 8, 1990,  is incorporated herein  by reference).

  EXHIBIT
  NUMBER                                                   EXHIBIT TITLE
- -----------  ----------------------------------------------------------------------------------------------------------
      10.22  Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas Land Corporation, Mingo
             Logan  Coal Company, Mountain Gem Land, Inc. and Ashland Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14, 1990,  to the Company's Form 8-K filed with  the SEC on February 8, 1990,  is incorporated herein by reference).
      10.23  Letter  Agreement dated  November 20,  1990, between the  Company and  William C.  Payne regarding certain supplemental retirement benefits of Mr. Payne (Exhibit 10.33).**
      10.24  Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for Directors' Fees (Exhibit 10.34).***
      10.25  Coal Sales Agency Agreement  dated December 12,  1991 (Agency Agreement) among  the Company, Saarberg  and
             Carboex (Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1991, filed with the SEC on March 4, 1992, and incorporated herein by reference).
      10.26  Amendment  to Agency Agreement dated  January 26, 1993 (Exhibit  10.29 to the Company's  Form 10-K for the
             year ended December 31, 1992, filed with the SEC on March 25, 1993, and incorporated herein by reference).
      11     Statement Re Computation of Per Share Earnings.***
      22     Subsidiaries of the Company.***
      24     Consent of Independent Auditors.***
      25     Powers of Attorney.***

- ------------------------
  * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-22425) filed with the SEC on June 9, 1988, and Amendments No. 1, No. 2 and No. 3 filed with the SEC on July 14, 1988, August 3, 1988, and August 5, 1988, respectively, and Post-Effective Amendment No. 1 filed with the SEC on August 11, 1988. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 16(a) of Post-Effective Amendment No. 1 to such Registration Statement.
 ** Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 21, 1991. The Exhibit number referred to within the parentheses corresponds to the number of such exhibit on Item 14(a)(3) of such Form 10-K.
*** Included with this Report.