Form 10-Q
period 1994-03-31
ASHLAND COAL INC
filed 1994-05-09
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                          OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____ TO ____
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
               (Mailing Address)                            (Zip Code)


           Registrant's telephone number, including area code (304)526-3333

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X    No

          At May 5, 1994, there were 13,694,159 shares of registrant's common stock outstanding.

                            Part I - Financial Information

          ASHLAND COAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands)

                                                        March 31    December 31
                                                          1994          1993
                                                      (Unaudited)
          ASSETS

          CURRENT ASSETS
            Cash and cash equivalents                     $1,250          $556
            Trade accounts receivable                     56,658        45,513
            Other receivables                              5,127         4,467
            Inventories                                   29,755        22,304
            Prepaid royalties                             15,483        15,098
            Deferred income taxes                          2,821         2,116
            Other                                          3,012         4,829
                                                         114,106        94,883
          OTHER ASSETS
            Prepaid royalties                             66,901        53,557
            Coal supply agreements                        44,167        47,032
            Other                                         27,075        29,328
                                                         138,143       129,917
          PROPERTY, PLANT, AND EQUIPMENT
            Cost                                         835,559       829,089
            Less accumulated depreciation, depletion,
             and amortization                            230,532       217,898
                                                         605,027       611,191

                                                        $857,276      $835,991
          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
            Accounts payable                             $46,205       $27,302
            Accrued expenses                              31,212        28,036
            Income taxes payable                           3,290            -
            Current portion of long-term debt             32,738        37,260
                                                         113,445        92,598
          LONG-TERM DEBT                                 252,178       244,342
          ACCRUED POSTRETIREMENT BENEFITS                 69,576        67,845
          OTHER LONG-TERM LIABILITIES                     39,943        41,571
          DEFERRED INCOME TAXES                           39,133        42,584
          DEFERRED GAIN ON SALE AND LEASEBACK OF ASSETS    3,481         3,624

          STOCKHOLDERS' EQUITY
            Convertible Class B preferred stock           33,050        33,050
            Convertible Class C preferred stock           34,791        34,791
            Common stock                                     137           136
            Paid-in capital                              108,061       107,087
            Retained earnings                            163,481       168,363
                                                         339,520       343,427
                                                        $857,276      $835,991

          See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)
     (Unaudited)

                                                Three Months Ended March 31
                                                    1994          1993
     REVENUES
      Coal sales                                   $132,875     $133,859
      Operating revenues                              4,613        4,308
                                                    137,488      138,167
     COSTS AND EXPENSES
      Cost of coal sold                             123,685      120,677
      Operating expenses                              2,853        2,859
      Selling, general, and administrative
       expenses                                       8,491        9,104
                                                    135,029      132,640
        OPERATING INCOME                              2,459        5,527

     OTHER INCOME (EXPENSE)
      Interest income                                     8          344
      Interest expense                               (5,485)      (6,431)
        LOSS BEFORE INCOME TAXES AND THE
         CUMULATIVE EFFECT OF CHANGES IN
         ACCOUNTING                                  (3,018)        (560)

     Income tax expense (benefit)                        39       (2,094)

        INCOME (LOSS) BEFORE THE CUMULATIVE
         EFFECT OF CHANGES IN ACCOUNTING             (3,057)       1,534

     Cumulative effect of changes in accounting          -       (18,836)

        NET LOSS                                    $(3,057)    $(17,302)

     Earnings (loss) per common share

      Primary:
        Earnings (loss) before cumulative
         effect adjustments                           $(.18)        $.06
        Cumulative effect adjustments                    -         (1.11)

        Net Loss                                      $(.18)      $(1.05)

      Fully diluted:
        Earnings (loss) before cumulative
         effect adjustments                           $(.18)        $.06
        Cumulative effect adjustments                    -         (1.11)

        Net Loss                                      $(.18)      $(1.05)

     Dividends declared per common share               $.10         $.10

     See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)

                                                 Three Months Ended March 31
                                                      1994         1993
     OPERATING ACTIVITIES
      Net loss                                      $(3,057)    $(17,302)
      Adjustments to reconcile to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization   17,717       18,989
         Prepaid royalties expensed                   4,657        5,464
         Deferred income taxes                       (4,156)      (3,872)
         (Gain) loss on disposition of assets           181          (97)
         Cumulative effect of changes in accounting      -        18,836
         Partnership costs in excess of cash
          advances                                      250           99
         Changes in operating assets and
          liabilities                                 7,290        8,104
                NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                22,882       30,221

     INVESTING ACTIVITIES
      Property, plant, and equipment:
         Purchases                                   (8,869)      (4,264)
         Proceeds from sales                            450          345
      Proceeds from sale and leaseback of equipment      -        64,182
      Advances on prepaid royalties                 (16,232)      (4,342)
                NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES               (24,651)      55,921

     FINANCING ACTIVITIES
      Proceeds from long-term borrowings            200,803       43,817
      Payments on long-term borrowings             (197,489)    (164,134)
      Dividends paid                                 (1,825)      (1,701)
      Proceeds from sale of common stock                974          278
                NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                 2,463     (121,740)

     Increase (decrease) in cash and cash
      equivalents                                       694      (35,598)
     Balance at beginning of period                     556       37,609

     Cash and cash equivalents at end of period      $1,250       $2,011

     See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 1994

     (Unaudited)


     NOTE A - GENERAL

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1993. Results of operations for the period ended March 31, 1994, are not necessarily indicative of results to be expected for the year ending December 31, 1994.


     NOTE B - INVENTORIES

       Inventories are comprised of the following:

                                              March 31, 1994   December 31, 1993
                                                      (In thousands)
       Coal                                       $13,099        $6,884
       Supplies                                    16,656        15,420

                                                  $29,755       $22,304

     NOTE C - LONG-TERM DEBT

       Long-term debt consists of the following:

                                              March 31, 1994   December 31, 1993
                                                       (In thousands)
       9.78% senior unsecured notes payable
        in four equal annual installments
        beginning September 15, 1997               $100,000      $100,000
       9.66% senior unsecured notes payable
        in six equal annual installments
        beginning May 15, 2001                       52,900        52,900
       8.92% senior unsecured notes due
        May 15, 1996                                 22,100        22,100

       Indebtedness to banks under revolving
        credit agreement                             83,000        50,000

       Indebtedness to banks under lines of credit   26,668        56,332
       Other                                            248           270
                                                    284,916       281,602
       Less current portion                          32,738        37,260
                                                   $252,178      $244,342

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTE D - CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING

       Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined costs to be recognized over the period the employee provides service to the Company. As of January 1, 1993, the Company recognized the full amount of its actuarially estimated accumulated postretirement benefit obligation
       (APBO) as of that date which had not been previously recognized. The APBO represents the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement. The pretax charge to earnings in the first quarter of 1993 was $40,856,000, which was $25,331,000 ($1.49 per share) net of tax. The latter amount has been reflected in the consolidated statement of income as a cumulative effect of an accounting change.

       Also effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered. Adoption of SFAS No. 109 required the adjustment of the carrying value of certain assets, which had been acquired in prior business combinations, to their pretax amounts. That adjustment increased income in the first quarter of 1993 by $10,476,000, which was $6,495,000 ($.38 per share) net of tax. The latter amount has been reflected in the consolidated statement of income as a cumulative effect of an accounting change.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTE E - COMPUTATION OF EARNINGS PER SHARE

                                               Three Months Ended March 31
                                                    1994             1993
                                         (In thousands, except per share data)
     Income (loss) before the cumulative
      effect of changes in accounting             $(3,057)          $1,534
     Less:  Common stock dividends                  1,366            1,355
         Preferred stock dividends                    631              605
         Accretion of discount on preferred
          stock (subject to redemption)                -               328

     Undistributed earnings less accretion
      before cumulative effect adjustments         (5,054)            (754)
     Cumulative effect of changes in accounting        -           (18,836)

     Undistributed earnings less accretion        $(5,054)        $(19,590)

     Primary
      Average shares and equivalents
       outstanding:
        Shares outstanding                         13,664           13,553
        Shares issuable upon conversion
         of preferred stock                         4,587            3,461
         Total                                     18,251           17,014
      Per share amounts:
        Undistributed loss less accretion
         before cumulative effect adjustments       $(.28)           $(.04)
        Dividends (except preference dividends)       .10              .10
        Earnings (loss) before cumulative
         effect adjustments                          (.18)             .06
        Cumulative effect adjustments                  -             (1.11)
         Net loss                                   $(.18)          $(1.05)
     Fully Diluted
      Average shares and equivalents
       outstanding:
        Shares outstanding                         13,664           13,553
        Shares issuable upon conversion of
         preferred stock                            5,212            4,899
         Total                                     18,876           18,452
      Per share amounts:
        Undistributed loss less accretion
         before cumulative effect adjustments       $(.28)           $(.04)
        Dividends (except preference dividends)       .10              .10
        Earnings before cumulative effect
         adjustments                                 (.18)             .06
        Cumulative effect adjustments                  -             (1.11)
         Net loss                                   $(.18)<F1>      $(1.05)<F1>

     <F1> Because the  calculation  of  primary  loss  per  share  yields  a more dilutive result, that amount is shown here.


     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTE F - CONTINGENCIES

      Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.6 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.9 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.6 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

      In the quarter ended March 31, 1994, Ashland Coal recovered $1.0 million from a contractor for business interruption losses related to the collapse of a silo in 1992. Another claim is outstanding against the same contractor for business interruption losses sustained in 1993, when a second silo was unavailable during repairs. Recoveries under this claim are not expected to be material.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS


     Results of Operations

     Quarter Ended March 31, 1994, Compared
       to Quarter Ended March 31, 1993

     Ashland Coal lost $3.1 million in the quarter ended March 31, 1994. For the quarter ended March 31, 1993, the Company earned $1.5 million before adjustments for the cumulative effect of changes in accounting. After the cumulative effect of those accounting changes, the Company lost $17.3 million in the first quarter of 1993.

     Coal sales volume and revenue for the current quarter were 4.5 million tons and $132.9 million, respectively, slightly below the levels of the same quarter a year ago. Average selling price in 1994 increased $.25 per ton over that of the first quarter of 1993.

     The cost of coal sold was $1.10 per ton above the cost in the first quarter of 1993. The severe winter weather experienced during January and February 1994 significantly affected operations at all subsidiaries of the Company. The longwall mine at Mingo Logan Coal Company experienced difficult geological conditions in both quarters. In addition, the operational aftereffects of the seven-month strike by the United Mine Workers of America (UMWA) significantly increased mining costs at both Hobet Mining, Inc. and Dal-Tex Coal Corporation.

     Operating revenue in 1994 includes the recovery of $1.0 million from a contractor for business interruption losses related to the 1992 silo collapse at Mingo Logan's preparation plant.

     Selling, general, and administrative expenses decreased $.6 million primarily due to a reduction in the amortization of the carrying value of one of Dal-Tex's sales contracts. This decrease resulted from a change in contract amortization rates as a result of the contract renegotiations described below. Interest expense net of interest income decreased $.6 million, reflecting lower average debt levels.

     The Company recorded income tax expense of less than $.1 million for the first quarter of 1994, compared to an income tax benefit of $2.1 million for the same period a year ago. The income tax expense for the first quarter of 1994 was based on the estimated annual effective income tax rate for 1994 of negative 1.3%. The estimated effective tax rate for 1994 reflects greater projected profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.


     Balance Sheet

     The balance of trade accounts receivable at March 31, 1994, increased $11.1 million from the balance at December 31, 1993. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at December 31, 1993, and March 31, 1994, reflect the levels of coal sales in December 1993 and March 1994, respectively. Coal sales in December 1993 were markedly lower because of the strike by the UMWA and the aftereffects of the strike once it was settled.

     Inventories at March 31, 1994 were $7.5 million higher than at December 31, 1993. This increase was primarily due to higher levels of coal inventory, because of normal fluctuations in inventory levels and unusually low levels at December 31, 1993, resulting from the drawdown of coal stockpiles during the UMWA strike.

     The noncurrent balance of prepaid royalties increased $13.3 million from the balance at December 31, 1993. This increase was largely due to an annual royalty payment of $16 million made at the end of March. Because the check for that royalty payment had not been cleared by the Company's bank as of March 31, the amount of the payment was included in accounts payable at that date.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     Outlook

     The Company's 1994 results of operations will be adversely affected by the first-quarter results as discussed above. However, for the full year of 1994 the Company still believes that average cost per ton will approximate the 1992 level. With higher sales volume than in 1993 and resultant lower fixed costs per ton, the Company expects 1994 operating income to be substantially improved over 1993's level.

     Spot market prices have fallen since the settlement of the UMWA strike, but still remain above the level that prevailed prior to the strike. Current spot market prices are being supported by rebuilding of utility stockpiles, which had been substantially depleted by the strike and by heavy electric demand arising from both the recent severe winter weather and economic growth, which has increased electric generation, much of it by utilities utilizing coal as a fuel. The approach of the January 1, 1995, effective date of the 1990 Clean Air Act Amendments will further increase demand for low-sulfur coal. Sales to a major contract customer are expected to be above normal contract levels during 1994 as shortfalls in shipments that were scheduled for the strike-affected period are made up. The price on these contract sales is above the Company's average selling price.

     In 1993, the Company completed negotiations with two customers, including the Company's largest customer, concerning the price, extension of the term, and the quality and quantity of future deliveries under existing coal sales contracts with these customers. These new agreements will result in reduced coal sales revenues and cash flow in 1994. A substantial part of these decreases will be offset by additional sales volumes in later years. In addition, adjustments will be made in the rates of amortization of the carrying value of certain of these contracts, reducing amortization expense in 1994. Contracts with another major customer are expected to expire at the end of 1995, but could be renegotiated prior to then, based on current market prices. Because these contracts are priced above current market prices, these expirations will have a significant effect on earnings in 1996 and subsequent years.

     Ashland Coal's export sales volume continues at a low level because of weakness in the European economy and increased competition from both other fuels and other exporting countries. The Company expects its export sales to show gradual growth from current levels, but does not expect that export sales will have any significant effect on its results of operations. The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal ordinarily results in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility.

     The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at Hobet 07 commenced. To compensate for these expected lower prices, it may be necessary, if costs at Hobet's 07 mine are not reduced, for Hobet to suspend operations at such mine by the end of the decade. In addition, costs are expected to be reduced by an expansion of the Hobet 21 mine. This expansion is expected to include the development of contract underground mines and the construction of a raw coal handling and blending facility beginning in 1994 and expansion of the preparation plant in 1995.

     The National Bituminous Coal Wage Agreement of 1993, which covers the UMWA employees of Hobet and of Dal-Tex's subsidiaries, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the new Agreement and the Memorandum, taken as a whole, will not have an adverse effect on costs.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     The Company expects to continue to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for synergies or margin improvement. Such acquisitions, if they occur, may be in the central Appalachian coal fields, which is currently the Company's primary area of operations, or in coal fields in other regions of the U.S.


     Liquidity and Capital Resources

     The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1994 and 1993:

                                                            1994         1993
                                                              (In thousands)
         Net cash provided by (used in)
          Operating activities
           Before changes in operating assets
            and liabilities  . . . . . . . . . . . . .      $15,592    $22,117
           Changes in operating assets and liabilities        7,290      8,104
                                                             22,882     30,221
          Investing activities . . . . . . . . . . . .      (24,651)    55,921
          Financing activities . . . . . . . . . . . .        2,463   (121,740)
         Increase (decrease) in cash and cash equivalents      $694   $(35,598)

     Cash provided by operating activities before changes in operating assets and liabilities decreased in the first quarter of 1994 from 1993 primarily because of higher costs that resulted from the aftereffects of the UMWA strike and severe winter weather. Cash provided by changes in operating assets and liabilities decreased slightly in the first quarter of 1994 from 1993 primarily reflecting growth in accounts receivable balances in 1994, largely offset by growth in accounts payable balances during the same period.

     Cash used during the first quarter of 1994 for investing activities primarily reflects capital expenditures of $5.4 million for Dal-Tex surface mining equipment and a $16 million prepaid royalty payment expected to be recovered after one year. Cash provided by investing activities in the first quarter of 1993 resulted from the sale and leaseback of certain mining equipment.

     Proceeds from borrowings for the purpose of funding capital expenditures and advances on prepaid royalties not funded by cash flow from operations account for the cash provided by financing activities during 1994. Cash used in financing activities during the first quarter of 1993 represents payments on long-term borrowings from the cash and cash equivalents balance at December 31, 1992, funds provided by the sale and leaseback of mining equipment and cash flow from operations.

     The Company's capital expenditures during the first quarter of 1994 were $8.9 million, which is $4.6 million higher than the comparable period in 1993. During the first quarter of 1993, the Company deferred capital expenditures to the extent possible in order to improve liquidity in the event that the Company either was adversely affected by a UMWA strike or was required to purchase its convertible Class C preferred stock, or both. The Company estimates that during the remainder of 1994, capital expenditures may be as much as $55 million.

     Ashland Coal has a revolving credit agreement with a group of banks providing for borrowings of up to $207.5 million, of which $83 million was borrowed at March 31, 1994. This commitment will be reduced in each calendar quarter until termination in 1997. The Company has $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Ashland Coal also periodically establishes uncommitted lines of credit with
     banks.   These agreements

     ASHLAND COAL, INC. AND SUBSIDIARIES
     generally provide for short-term borrowings at market rates. At March 31, 1994, there were $262.9 million of such agreements in effect with $26.7 million of indebtedness under these agreements. The Company expects to repay the borrowings under the lines of credit and to make discretionary prepayments of $5.8 million of indebtedness under the revolving credit agreement during the remainder of 1994.

     The Company expects 1994 cash flow provided by operating activities to increase significantly from 1993 as a result of the conclusion of the UMWA strike and anticipated higher sales by Hobet and Dal-Tex during 1994. Ashland Coal believes that 1994 cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to make discretionary debt prepayments on indebtedness under the revolving credit agreement, and to pay scheduled debt maturities and other commitments when due.


     Contingencies

     Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are exensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.4 million and $2.5 million at March 31, 1994, and December 31, 1993, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $46.0 million. At March 31, 1994, and December 31, 1993, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $5.4 million and $4.7 million, respectively.

     Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.6 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.9 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.6 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

     Ashland Coal is a partner in Dominion Terminal Associates (DTA), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (PPAV) for amounts sufficient to meet debt service requirements. Financing for DTA is provided through $132.8 million of tax exempt bonds issued by PPAV with credit support provided in part by bank letters of credit. One of Ashland Coal's partners in DTA is currently experiencing financial difficulty. If that partner's financial condition prevents the renewal of the letters of credit, the bonds would be redeemed, or the partners may elect to purchase certain of the tax exempt bonds. Should the partner default on its obligation to pay its share of fixed operating costs of DTA, Ashland Coal would be obligated to pay a proportionate share of such costs, exclusive of lease payments. Ashland Coal's share of any purchase in lieu of redemption would be $23.2 million, which the Company would borrow under its revolving credit agreement or under its lines of credit, either of which would bear a slightly higher rate of interest than the current tax-exempt bonds. In the event of the purchase of the current tax-exempt bonds, Ashland Coal expects that the partners will take the actions necessary to remarket the bonds or to issue replacement tax-exempt bonds. The Company does not believe that any or all of these events, if they should occur, would have a material adverse effect on the Company's liquidity, financial condition, or results of operations.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     On April 28,  1994, the UMWA filed with the  National Labor Relations Board
     (NLRB) a Petition for Certification of Representative (Petition) alleging that Mingo Logan Coal Company and its Mountaineer Mining and Bearco divisions, and Mahon Enterprises, Inc. (Mahon) and Golden Chance Mining, Inc. (Golden Chance), both independent mining contractors of Mingo Logan, are a joint employer or single integrated enterprise and certifying that a majority of the employees of the integrated enterprise are seeking an election. The NLRB, as is required by law, has scheduled a hearing for May 17 and 18, 1994, to determine the appropriate bargaining unit for any election which may be set for the appropriate employees to decide if they want to be represented by the UMWA. Mingo Logan intends to vigorously contest the issues of joint employer and appropriateness of the bargaining unit, and the Company believes that Mingo Logan has adequate defenses to the allegation that it is a joint employer or single integrated enterprise with Mahon and Golden Chance and that Mingo Logan will likely prevail on those issues. Assuming Mingo Logan prevails and is found to be an independent bargaining unit, Ashland Coal does not believe a majority of the employees of Mingo Logan will vote for union representation.

     Ashland Coal has a claim outstanding against a construction contractor for business interruption losses sustained in 1993 when a coal silo was unavailable during repairs. Recoveries under this claim are not expected to be material.

                             Part II - Other Information


     Item 1.  Legal Proceedings

           There is a pending suit in Circuit Court for Mingo County, West Virginia, filed September 3, 1993, by the administrator of an estate of a deceased employee of Mingo Logan. The employee died in an accident involving the longwall mining equipment at the Mountaineer Mine. The suit is based on product liability, breach of warranty, and negligence claims against Mingo Logan and other unrelated defendants, including the equipment manufacturer, and seeks compensatory and punitive damages of $45 million. Mingo Logan denies responsibility for the accident, and the Company believes that the claim will not have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.



     Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Company's Annual Meeting of Stockholders was held on April 29, 1994, at the Ashland Coal Headquarters Building, 2205 Fifth Street Road, Huntington, West Virginia, at 10:30 a.m.

           (b) At such Annual Meeting, the holders of the Company's Common Stock elected the following nominees for director:

                                          Votes
            Nominee            For       Against    Withheld   Abstentions/Broker Non-Votes
     Robert A. Charpie      11,797,716      -        48,146             -
     Paul W. Chellgren      11,797,919      -        47,943             -
     Thomas L. Feazell      11,808,560      -        37,302             -
     Robert L. Hintz        11,794,401      -        51,461             -
     William C. Payne       11,797,619      -        48,243             -
     J. Marvin Quin         11,808,660      -        37,202             -
     Robert E. Yancey, Jr.  11,795,761      -        50,101             -

     The holders of the Company's Class B and C Preferred Stock elected the following nominees for director:

                                         Votes
            Nominee            For      Against     Withheld   Abstentions/Broker Non-Votes
     Werner Externbrink        250         -           -               -
     Michael G. Ziesler        250         -           -               -
     Juan Antonio Ferrando     250         -           -               -

           (c) At such Annual Meeting, the Company's stockholders by a vote of 16,427,172 for and 2,552 against, with 2,638 abstentions, ratified the appointment of Ernst & Young as the Company's independent auditors for 1994. Voting on this matter assumed, as required by the Company's Amended By-laws, conversion of the Class B and Class C Preferred Stock into Common Stock immediately prior to the record date for such meeting.


     Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

                10.1 Form of Agreement between directors of Ashland Coal, Inc. and Ashland Coal, Inc., providing for indemnification of such directors by Ashland Coal to the extent permitted by Delaware law.

                10.2 Form of Agreement between certain officers of Ashland Coal, Inc. and Ashland Coal, Inc., providing for indemnification of such officers by Ashland Coal to the extent permitted by Delaware law.

           (b)    Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this Report:

              (i) Current Report on Form 8-K dated January 4, 1994, reporting that certain holders of Ashland Coal's common stock have elected to take advantage of the Company's offer to maintain for an additional year the effectiveness of the shelf registration statement, as amended, currently registering such holders' shares for public offering.

             (ii) Current Report on Form 8-K dated February 16, 1994, commenting on anticipated first quarter 1994 earnings.

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASHLAND COAL, INC.
                                        (Registrant)


     Date:  May 9, 1994                 /s/  William M. Gerrick
                                        William M. Gerrick
                                        Controller (Chief Accounting Officer)


     Date:  May 9, 1994                 /s/   Roy F. Layman
                                        Roy F. Layman
                                        Administrative Vice President
                                         and Secretary

                                  Ashland Coal, Inc.
                      Form 10-Q for Quarter Ended March 31, 1994


                                  INDEX TO EXHIBITS


          ITEM


          10.1 Form of Agreement between directors of Ashland Coal, Inc. and Ashland Coal, Inc., providing for indemnification of such directors by Ashland Coal to the extent permitted by Delaware law.


          10.2 Form of Agreement between certain officers of Ashland Coal, Inc. and Ashland Coal, Inc., providing for indemnification of such officers by Ashland Coal to the extent permitted by Delaware law.