Form 10-Q
period 1994-06-30
ASHLAND COAL INC
filed 1994-08-09
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

          At August 8, 1994, there were 13,711,734 shares of registrant's common stock outstanding.

                            Part I - Financial Information

          ASHLAND COAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands)
                                                        June 30    December 31
                                                          1994         1993
                                                      (Unaudited)
          ASSETS

          CURRENT ASSETS
            Cash and cash equivalents                     $2,719          $556
            Trade accounts receivable                     56,276        45,513
            Other receivables                              4,421         4,467
            Inventories                                   30,860        22,304
            Prepaid royalties                             15,974        15,098
            Deferred income taxes                          3,451         2,116
            Other                                          4,292         4,829
                                                         117,993        94,883
          OTHER ASSETS
            Prepaid royalties                             64,130        53,557
            Coal supply agreements                        41,488        47,032
            Other                                         27,108        29,328
                                                         132,726       129,917
          PROPERTY, PLANT, AND EQUIPMENT
            Cost                                         836,938       829,089
            Less accumulated depreciation,
             depletion, and amortization                 238,603       217,898
                                                         598,335       611,191

                                                        $849,054      $835,991
          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
            Accounts payable                             $29,605       $27,302
            Accrued expenses                              33,573        28,036
            Income taxes payable                           4,857            -
            Current portion of long-term debt             48,182        37,260
                                                         116,217        92,598
          LONG-TERM DEBT                                 230,066       244,342
          ACCRUED POSTRETIREMENT BENEFITS                 71,559        67,845
          OTHER LONG-TERM LIABILITIES                     41,908        41,571
          DEFERRED INCOME TAXES                           36,614        42,584
          DEFERRED GAIN ON SALE AND LEASEBACK OF ASSETS    3,338         3,624

          STOCKHOLDERS' EQUITY
            Convertible Class B preferred stock           33,050        33,050
            Convertible Class C preferred stock           34,791        34,791
            Common stock                                     137           136
            Paid-in capital                              108,202       107,087
            Retained earnings                            173,172       168,363
                                                         349,352       343,427
                                                        $849,054      $835,991

          See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)
     (Unaudited)
                                Three Months Ended      Six Months Ended
                                     June 30                June 30
                                1994         1993       1994        1993
     REVENUES
      Coal sales              $150,706     $129,767   $283,581    $263,626
      Operating revenues         3,944        5,223      8,557       9,531
                               154,650      134,990    292,138     273,157
     COSTS AND EXPENSES
      Cost of coal sold        125,702      116,775    249,387     237,452
      Operating expenses         2,917        2,487      5,770       5,346
      Selling, general, and
       administrative expenses   8,600        8,678     17,091      17,782
                               137,219      127,940    272,248     260,580
        OPERATING INCOME        17,431        7,050     19,890      12,577

     OTHER INCOME (EXPENSE)
      Interest income               50          129         58         473
      Interest expense          (5,667)      (5,939)   (11,152)    (12,370)
        INCOME BEFORE INCOME
         TAXES AND THE
         CUMULATIVE EFFECT
         OF CHANGES IN
         ACCOUNTING             11,814        1,240      8,796         680

     Income tax expense
      (benefit)                    295         (484)       334      (2,578)

        INCOME BEFORE THE
         CUMULATIVE EFFECT
         OF CHANGES IN
         ACCOUNTING             11,519        1,724      8,462       3,258

     Cumulative effect of
      changes in accounting         -            -          -      (18,836)

        NET INCOME (LOSS)      $11,519       $1,724     $8,462    $(15,578)

     Earnings (loss) per
      common share

      Primary:
        Earnings before
         cumulative effect
         adjustments              $.62         $.07       $.44        $.12
        Cumulative effect
         adjustments                -            -          -        (1.11)
        Net Income (Loss)         $.62         $.07       $.44       $(.99)

      Fully diluted:
        Earnings before
         cumulative effect
         adjustments              $.60         $.07       $.44        $.12
        Cumulative effect
         adjustments                -            -          -        (1.11)
        Net Income (Loss)         $.60         $.07       $.44       $(.99)

     Dividends declared per
      common share                $.10         $.10       $.20        $.20

     See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)

                                                  Six Months Ended June 30
                                                     1994          1993
     OPERATING ACTIVITIES
      Net income (loss)                              $8,462     $(15,578)
      Adjustments to reconcile to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization   35,955       37,845
         Prepaid royalties expensed                  10,604        9,430
         Deferred income taxes                       (7,305)      (6,881)
         Gain on disposition of assets                  (20)        (253)
         Cumulative effect of changes in accounting      -        18,836
         Partnership costs in excess of cash
          advances                                      425          375
         Changes in operating assets and
          liabilities                                (4,802)      (3,722)
                NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                43,319       40,052

     INVESTING ACTIVITIES
      Property, plant, and equipment:
         Purchases                                  (18,714)      (9,939)
         Proceeds from sales                          1,137          652
      Proceeds from sale and leaseback of
       equipment                                         -        64,182
      Advances on prepaid royalties                 (17,688)      (9,966)
                NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES               (35,265)      44,929

     FINANCING ACTIVITIES
      Proceeds from long-term borrowings            376,887      726,582
      Payments on long-term borrowings             (380,241)    (814,143)
      Dividends paid                                 (3,652)      (3,405)
      Proceeds from sale of common stock              1,115        1,066
                NET CASH USED IN
                 FINANCING ACTIVITIES                (5,891)     (89,900)

     Increase (decrease) in cash and cash
      equivalents                                     2,163       (4,919)
     Balance at beginning of period                     556       37,609

     Cash and cash equivalents at end of period      $2,719      $32,690


     See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 1994

     (Unaudited)


     NOTE A - GENERAL

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1993. Results of operations for the periods ended June 30, 1994, are not necessarily indicative of results to be expected for the year ending December 31, 1994.


     NOTE B - INVENTORIES

       Inventories are comprised of the following:

                                             June 30, 1994   December 31, 1993
                                                     (In thousands)
       Coal                                      $13,955           $6,884
       Supplies and other                         16,905           15,420

                                                 $30,860          $22,304

     NOTE C - LONG-TERM DEBT

       Long-term debt consists of the following:

                                             June 30, 1994   December 31, 1993
                                                     (In thousands)
       9.78% senior unsecured notes payable
        in four equal annual installments
        beginning September 15, 1997            $100,000         $100,000
       9.66% senior unsecured notes payable
        in six equal annual installments
        beginning May 15, 2001                    52,900           52,900
       8.92% senior unsecured notes due
        May 15, 1996                              22,100           22,100

       Indebtedness to banks under revolving
        credit agreement                          83,000           50,000

       Indebtedness to banks under lines
        of credit                                 20,056           56,332
       Other                                         192              270
                                                 278,248          281,602
       Less current portion                       48,182           37,260
                                                $230,066         $244,342


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

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

     NOTE E - COMPUTATION OF EARNINGS PER SHARE

                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     1994         1993     1994       1993
                                     (In thousands, except per share data)
 Income before the
  cumulative effect of
  changes in accounting             $11,519      $1,724    $8,462    $3,258
 Less: Common stock dividends         1,369       1,357     2,735     2,712
       Preferred stock dividends        633         608     1,264     1,213
       Accretion of discount on
        preferred stock (subject
        to redemption)                   -          331        -        659

 Undistributed earnings (loss)
  less accretion before cumulative
  effect adjustments                  9,517        (572)    4,463    (1,326)
 Cumulative effect of changes
  in accounting                          -           -         -    (18,836)

 Undistributed earnings (loss)
  less accretion                     $9,517       $(572)   $4,463  $(20,162)

 Primary
  Average shares and equivalents
   outstanding:
    Shares outstanding               13,694      13,575    13,679    13,564
    Shares issuable upon
      Conversion of preferred stock   4,587       3,461     4,587     3,461
      Exercise of stock options          65          -         33        -
         Total                       18,346      17,036    18,299    17,025

  Per share amounts:
   Undistributed earnings (loss)
    less accretion before
    cumulative effect adjustments      $.52       $(.03)     $.24     $(.08)
   Dividends (except preference
    dividends)                          .10         .10       .20       .20
   Earnings before cumulative effect
    adjustments                         .62         .07       .44       .12
   Cumulative effect adjustments         -           -         -      (1.11)
         Net income (loss)             $.62        $.07      $.44     $(.99)

 Fully Diluted
  Average shares and equivalents
   outstanding:
    Shares outstanding               13,694      13,575    13,679    13,564
    Shares issuable upon
      Conversion of preferred stock   5,212       4,899     5,212     4,899
      Exercise of stock options          65          -         33        -
         Total                       18,971      18,474    18,924    18,463

  Per share amounts:
   Undistributed earnings (loss)
    less accretion before
    cumulative effect adjustments      $.50       $(.03)     $.24     $(.08)
   Dividends (except preference
    dividends)                          .10         .10       .20       .20
   Earnings before cumulative effect
    adjustments                         .60         .07       .44       .12
   Cumulative effect adjustments         -           -         -      (1.11)
         Net income (loss)             $.60        $.07      $.44     $(.99)<F1>

<F1>  Because  the  calculation of  primary  loss  per  share  yields a  more dilutive result for the six months ended June 30, 1993, that result is shown here.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTE F - CONTINGENCIES

      Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $3.1 million (included in other long-term liabilities) and believes that probable insurance recoveries of $2.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.0 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

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

     ASHLAND COAL, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis


     Results of Operations

     Quarter Ended June 30, 1994, Compared
       to Quarter Ended June 30, 1993

     Net income for the quarter ended June 30, 1994, was $11.5 million compared to $1.7 million for the quarter ended June 30, 1993. Last year's earnings were negatively affected by the strike by the United Mine Workers of America (UMWA), which commenced on May 18 against Hobet Mining, Inc. and two subsidiaries of Dal-Tex Coal Corporation.

     Coal sales volume and revenue for the current quarter were 5.1 million tons and $150.7 million, respectively, increases of .7 million tons and $20.9 million compared to the same quarter a year ago. These increases are mainly attributable to the effects of the strike by the UMWA on 1993's production. Average selling prices increased $.37 per ton compared to the same quarter a year ago.

     The unit cost of coal sold decreased $1.60 per ton primarily because of the impact of the strike in 1993. In addition, increased production from the Mingo Logan Coal Company longwall mine and the resultant lower fixed cost per ton had a significant favorable impact on average cost in the current quarter.

     Operating revenues decreased $1.3 million. Last year's operating revenues included payments received pursuant to an assistance agreement among members of the Bituminous Coal Operators' Association (BCOA) in connection with the UMWA strike.

     Selling, general, and administrative expenses were comparable to those of the same quarter a year ago. A $1.0 million reduction in the amortization of the carrying value of one of Dal-Tex's sales contracts was offset by increased general and administrative expense largely due to higher West Virginia franchise tax expense and increased compensation expense. The decrease in the amortization of the Dal-Tex contract resulted from a change in contract amortization rates as a result of the contract renegotiations described below. Interest expense decreased $.3 million, reflecting lower average debt levels.

     Income tax expense in the second quarter of 1994 reflects an increase in the estimated effective tax rate for the full year from a negative 1.3% as of March 31 to a positive 3.8% as of June 30. The increase in the estimated effective tax rate for 1994 reflects greater projected profitability coupled with lower percentage depletion relative to income. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.


     Six Months Ended June 30, 1994, Compared to Six Months Ended June 30, 1993


     For the six months ended June 30, 1994, net income was $8.5 million. For the same period last year the Company earned $3.3 million before adjustments for the cumulative effect of changes in accounting. After the cumulative effect of those accounting changes, the Company lost $15.6 million. Last year's earnings were negatively affected by the UMWA strike discussed above.

     Coal sales volume of 9.6 million tons and coal sales revenue of $283.6 million for the first six months of 1994 were higher than for the same period last year by .6 million tons and $20.0 million. These increases are attributable to the strike-impaired levels of coal sales volume and revenue at Hobet and Dal-Tex during 1993. Average selling prices increased $.29 per ton when compared to the same period a year ago.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     The cost of coal sold in 1994 was $.37 per ton below the cost for the first six months of 1993. Current year costs at Hobet and Dal-Tex have been negatively affected by the severe winter weather and the aftereffects of the UMWA strike experienced earlier in the year. With those conditions now behind the Company, second quarter costs improved substantially. In addition, Mingo Logan's costs continued to improve, primarily because of increased production from the longwall mine.

     Operating revenues net of operating expenses declined $1.4 million largely due to the BCOA assistance payments received in 1993. Operating revenues in 1994 include a $1.0 million recovery from a contractor for business interruption losses related to the 1992 silo collapse at Mingo Logan's preparation plant.

     Selling, general, and administrative expenses decreased $.7 million primarily due to a reduction in the Dal-Tex sales contract amortization, partially offset by generally higher general and administrative expenses. Interest expense decreased $1.2 million because of lower average debt levels.

     The effective tax rate for the first six months of 1994 is significantly higher than last year's rate because of an improve-ment in the Company's estimated profitability for 1994. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.


     Balance Sheet

     The balance of trade accounts receivable at June 30, 1994, was $10.8 million higher than the balance at December 31, 1993. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at December 31, 1993, and June 30, 1994, reflect the levels of coal sales in December 1993 and June 1994, respectively. Coal sales in December 1993 were markedly lower because of the strike by the UMWA and the aftereffects of the strike once it was settled.

     Inventories at June 30, 1994 were $8.6 million higher than at December 31, 1993. This increase was primarily due to higher levels of coal inventory, because of normal fluctuations in inventory levels and unusually low levels at December 31, 1993, resulting from the drawdown of coal stockpiles during the UMWA strike.

     The noncurrent balance  of prepaid royalties  increased $10.6 million  from
     the balance  at December 31,  1993.   This increase was  largely due to  an
     annual royalty payment of $16 million made at the end of March.


     Outlook

     The Company's 1994 results of operations will be adversely affected by high costs experienced in the early months of the year, as discussed above. However, costs were much reduced in the second quarter, and the Company expects to achieve further reductions in the cost of sales per ton during the second half of 1994 because of lower overburden ratios to be encountered at Hobet and Dal-Tex. Mingo Logan's cost of sales per ton in the third quarter of 1994 is expected to rise significantly from the levels achieved in the second quarter, but for the second half of 1994 is expected to approximate the cost per ton for the first half. Overall, the Company expects that its cost of sales per ton in the second half will be significantly lower than in the first half and that the full year cost per ton for 1994 will approximate the 1992 level. Because of the price reductions resulting from the contract negotiations discussed below and a somewhat higher proportion of lower priced spot coal, the Company expects that its average selling price will be somewhat lower in the second half than in the first half of 1994. With higher sales volume than in 1993, relatively stable selling prices, and lower costs per ton, the Company expects 1994 operating income to be substantially improved over 1993's level.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     During the third quarter of 1994, the Company expects to realize net gains in excess of $1 million primarily from the disposal of certain surplus mining equipment. In addition, the Company expects that a subsidiary will reach agreement with a utility whose transmission line crosses a leased property and makes certain coal unminable for that utility to pay in excess of $1 million as compensation for the coal rendered unminable.

     In general, spot market prices have fallen since the settlement of the UMWA strike, but still remain above the level that prevailed prior to the strike. Current spot market prices are being supported by rebuilding of utility stockpiles, which stockpiles had been substantially depleted by the strike, and by increasing electric demand arising from both recent weather conditions and economic growth, which has increased electric generation, much of it by utilities utilizing coal as a fuel. The approach of the January 1, 1995, effective date of the 1990 Clean Air Act Amendments will further increase demand for low-sulfur coal of the type that the Company sells. Some of this increased demand for low-sulfur fuels in the Company's market area may, however, be satisfied with coals from the western United States and foreign sources and by other energy sources. Sales to a major contract customer are expected to be above normal contract levels during 1994 as shortfalls in shipments that were scheduled for the strike-affected period are made up. The price on these contract sales is above the Company's average selling price.

     In 1993, the Company completed negotiations with two customers, including the Company's largest customer, concerning the price, extension of the term, and the quality and quantity of future deliveries under existing coal sales contracts with these customers. These new agreements will result in reduced coal sales revenues and cash flow in 1994. A substantial part of these decreases will be offset by additional sales volumes in later years. In addition, adjustments have been made in the rates of amortization of the carrying value of certain of these contracts, reducing amortization expense in 1994. Contracts with another major customer are expected to expire at the end of 1995, but could be renegotiated prior to then, with a new price based on current market prices. Because these contracts are priced above current market prices, these expirations will have a significant effect on earnings in 1996 and subsequent years.

     Ashland Coal's export sales volume continues at a low level because of weakness in the European economy and increased competition from both other fuels and other exporting countries. The Company expects its export sales to show gradual growth from current levels, but does not expect that export sales will have any significant effect on its results of operations. The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility.

     The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at Hobet 07 commenced. To compensate for these expected lower prices, it may be necessary, if costs at Hobet's 07 mine are not reduced, for Hobet to suspend operations at such mine by the end of the decade. At the Hobet 21 mine, costs are expected to be reduced by an expansion which is expected to include the development late in 1994 of contract underground mines and the construction, to be completed early in 1995, of a raw coal handling and blending facility.

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


     Liquidity and Capital Resources

     The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 1994 and 1993:

                                                         1994       1993
                                                          (In thousands)
         Net cash provided by (used in)
          Operating activities
           Before changes in operating assets and
            liabilities                                 $48,121    $43,774
           Changes in operating assets and liabilities   (4,802)    (3,722)
                                                         43,319     40,052
          Investing activities . . . . . . . . . . . .  (35,265)    44,929
          Financing activities . . . . . . . . . . . .   (5,891)   (89,900)
         Increase (decrease) in cash and cash
          equivalents                                    $2,163    $(4,919)

     Cash provided by operating activities before changes in operating assets and liabilities increased somewhat in 1994 from 1993 primarily because of higher sales volume (discussed above) and slightly higher prices. Cash used in changes in operating assets and liabilities increased slightly in 1994 from 1993 primarily reflecting growth in accounts receivable and inventory balances in 1994, largely offset by growth in the balances of accrued expenses and income taxes payable during the same period.

     Cash used during 1994 for investing activities primarily reflects capital expenditures and a $16 million prepaid royalty payment expected to be recovered after one year. Cash provided by investing activities in the first half of 1993 resulted from the sale and leaseback of certain mining equipment.

     Dividend payments and payments on long-term borrowings constitute the cash used in financing activities during 1994. Cash used in financing activities during the first six months of 1993 represents payments on long-term borrowings from funds provided by the sale and leaseback of mining equipment and by cash flow from operations.

     The Company's capital expenditures during the first six months of 1994 were $18.7 million, which is $8.8 million higher than the comparable period in 1993. During the first six months of 1993, the Company deferred capital expenditures to the extent possible in order to improve liquidity in the event that the Company either was adversely affected by a UMWA strike or was required to purchase its convertible Class C preferred stock, or both. The Company estimates that during the remainder of 1994, capital expenditures may be as much as $39 million.

     Ashland Coal has a revolving credit agreement with a group of banks providing for borrowings of up to $200 million, of which $83 million was borrowed at June 30, 1994. This commitment will be reduced in each calendar quarter until termination in 1997. The Company has $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Ashland Coal also periodically establishes uncommitted lines of credit with
     banks.   These agreements

     ASHLAND COAL, INC. AND SUBSIDIARIES
     generally provide for short-term borrowings at market rates. At June 30, 1994, there were $262.9 million of such agreements in effect, and $20.1 million had been borrowed under these agreements. The Company expects to repay the borrowings under the lines of credit and to make discretionary prepayments of approximately $28 million on indebtedness under the revolving credit agreement during the remainder of 1994 and the first half of 1995.

     The Company expects 1994 cash flow provided by operating activities to increase significantly from 1993 because of the conclusion of the UMWA strike and a resultant increase in sales by Hobet and Dal-Tex during 1994. Ashland Coal believes that 1994 cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to make discretionary debt prepayments on indebtedness under the revolving credit agreement, and to pay scheduled debt maturities and other commitments when due.


     Recurring Factors Affecting Results of Operations

     Demand for the Company's coal primarily depends on the demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as temperature extremes. The Company's customers frequently combine nuclear, natural gas and other energy sources in their generating operations, and accordingly their demand for coal varies depending on price and transportation, regulatory, and other factors.

     Selling prices for the Company's coal are based on long-term contracts and the spot market. Selling prices in many of the Company's long-term contracts are adjusted for changes in broad price indices and labor costs, including wage rates and other benefits under the United Mine Workers-Bituminous Coal Operators' Association National Bituminous Coal Wage Agreement of 1993, or any successor agreement. Some of the Company's long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed. In addition, most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, usually by not more than 15%, the quantity of coal purchased under the contract in a particular year. In addition, from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions.

     The Company's coal production is subject to a variety of operational, geologic, and weather-related factors that routinely cause production to fluctuate. Operational factors include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine--called a panel--are exhausted. The size of a panel varies and therefore the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Geologic conditions within mines are not uniform. Overburden ratios at the surface mines sometimes vary, as do roof and floor conditions and seam thickness in the longwall mine. These variations can be either positive or negative for production. Weather conditions can have a significant effect on the Company's production, depending on the severity and duration of the condition. For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites.

     Any one or a combination of changing demand, fluctuating selling prices and routine operational, geologic and weather-related factors may occur at times or in a manner that causes results of operations to deviate from expectations.

                             Part II - Other Information


     Item 1.  Legal Proceedings

           There is  a pending  suit in  Circuit Court  for  Mingo County,  West
     Virginia, filed September 3, 1993, by the administrator of an estate of a deceased employee of Mingo Logan. The employee died in an accident involving the longwall mining equipment at the Mountaineer Mine. The suit is based on product liability, breach of warranty, and negligence claims against Mingo Logan and other unrelated defendants, including the equipment manufacturer, and seeks compensatory and punitive damages of $45 million. The proceedings are in the discovery stage. Mingo Logan denies responsibility for the accident, and the Company believes that the claim will not have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.


     Item 5.  Other Information

           The Company has entered into agreements with its directors and officers whereby the Company agrees to indemnify such persons for any losses incurred by them as a consequence of their service to the full extent permitted by applicable law. The agreements also require the Company to advance litigation expenses to a director or officer to
     reimburse  them for  costs incurred  in  defending against  a  claim.   The
     Company's Bylaws provide that such indemnification is permitted in the discretion of the Company's Board of Directors. Forms of the indemnification agreements were previously filed with the Company's Form 10-Q for the quarter ended March 31, 1994.


     Item 6.  Exhibits and Reports on Form 8-K

           (b)    Reports on Form 8-K

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this Report.

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASHLAND COAL, INC.
                                        (Registrant)


     Date:  August 9, 1994              /s/  William M. Gerrick
                                        William M. Gerrick
                                        Controller (Chief Accounting Officer)


     Date:  August 9, 1994              /s/   Roy F. Layman
                                        Roy F. Layman
                                        Administrative Vice President
                                         and Secretary