Form 10-Q/A
period 1994-06-30
ASHLAND COAL INC
filed 1994-08-10
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q/A-1

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

     Contingencies

     Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are exensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.3 million and $2.5 million at June 30, 1994, and December 31, 1993, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $46.0 million. At June 30, 1994, and December 31, 1993, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $6.1 million and $4.7 million, respectively.

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

     On April 28, 1994, the UMWA filed with the National Labor Relations Board
     (NLRB) a Petition for Certification of Representative (Petition) alleging that Mingo Logan Coal Company and its Mountaineer Mining and Bearco divisions, and Mahon Enterprises, Inc. (Mahon) and Golden Chance Mining, Inc. (Golden Chance), both independent mining contractors of Mingo Logan, are a joint employer or single integrated enterprise and certifying that a majority of the employees of the integrated enterprise are seeking an election. The NLRB, as is required by law, has held a hearing to determine the appropriate bargaining unit for any election which may be set for the appropriate employees to decide if they want to be represented by the UMWA. The NLRB has not yet issued a ruling on this petition. Mingo Logan has vigorously contested the issues of joint employer and appropriateness of the bargaining unit, and the Company believes that Mingo Logan has adequate defenses to the allegation that it is a joint employer or single integrated enterprise with Mahon and Golden Chance and that Mingo Logan will likely prevail on those issues.
     Assuming Mingo Logan prevails and is found to be an independent bargaining unit, Ashland Coal does not believe a majority of the employees of Mingo Logan will vote for union representation.

ASHLAND COAL, INC. AND SUBSIDIARIES

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

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASHLAND COAL, INC.
                                        (Registrant)


     Date:  August 10, 1994              /s/  William M. Gerrick
                                         William M. Gerrick
                                         Controller (Chief Accounting Officer)


     Date:  August 10, 1994              /s/   Roy F. Layman
                                         Roy F. Layman
                                         Administrative Vice President
                                          and Secretary