Form 10-Q
period 1994-09-30
ASHLAND COAL INC
filed 1994-11-14
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      Form 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended September 30, 1994

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

          At November 9, 1994, there were 13,722,984 shares of registrant's common stock outstanding.

                            Part I - Financial Information

          ASHLAND COAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands)
                                                    September 30   December 31
                                                        1994           1993
                                                     (Unaudited)
          ASSETS

          CURRENT ASSETS
            Cash and cash equivalents                     $1,713          $556
            Trade accounts receivable                     58,771        45,513
            Other receivables                              6,733         4,467
            Inventories                                   27,422        22,304
            Prepaid royalties                             16,321        15,098
            Deferred income taxes                          3,748         2,116
            Other                                          4,441         4,829
                                                         119,149        94,883
          OTHER ASSETS
            Prepaid royalties                             61,695        53,557
            Coal supply agreements                        38,307        47,032
            Other                                         26,358        29,328
                                                         126,360       129,917
          PROPERTY, PLANT, AND EQUIPMENT
            Cost                                         845,222       829,089
            Less accumulated depreciation, depletion,
             and amortization                            251,095       217,898
                                                         594,127       611,191

                                                        $839,636      $835,991
          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
            Accounts payable                             $30,910       $27,302
            Accrued expenses                              30,944        28,036
            Income taxes payable                           2,768            -
            Current portion of long-term debt             45,141        37,260
                                                         109,763        92,598
          LONG-TERM DEBT                                 218,336       244,342
          ACCRUED POSTRETIREMENT BENEFITS                 73,433        67,845
          OTHER LONG-TERM LIABILITIES                     43,600        41,571
          DEFERRED INCOME TAXES                           34,012        42,584
          DEFERRED GAIN ON SALE AND LEASEBACK OF ASSETS    3,194         3,624

          STOCKHOLDERS' EQUITY
            Convertible Class B preferred stock           33,050        33,050
            Convertible Class C preferred stock           34,791        34,791
            Common stock                                     137           136
            Paid-in capital                              108,515       107,087
            Retained earnings                            180,805       168,363
                                                         357,298       343,427
                                                        $839,636      $835,991

          See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)
     (Unaudited)
                                   Three Months Ended      Nine Months Ended
                                      September 30          September 30
                                    1994        1993       1994         1993
     REVENUES
      Coal sales                  $150,027   $111,389    $433,608    $375,015
      Operating revenues             7,398      2,362      15,955      11,893
                                   157,425    113,751     449,563     386,908
     COSTS AND EXPENSES
      Cost of coal sold            130,346   109,884      379,733     347,336
      Operating expenses             2,842     2,566        8,612       7,912
      Selling, general, and
        administrative expenses      8,862     8,342        25,95      26,124
                                   142,050   120,792      414,298     381,372
        OPERATING INCOME (LOSS)     15,375    (7,041)      35,265       5,536

     OTHER INCOME (EXPENSE)
      Interest income                  206       307          264         780
      Interest expense              (5,658)   (6,691)     (16,810)    (19,061)
        INCOME (LOSS) BEFORE
         INCOME TAXES AND THE
         CUMULATIVE EFFECT OF
         CHANGES IN ACCOUNTING       9,923   (13,425)      18,719     (12,745)

     Income tax expense (benefit)     (240)  (57,124)          94     (59,702)

        INCOME BEFORE THE
         CUMULATIVE EFFECT OF
         CHANGES IN ACCOUNTING      10,163    43,699       18,625      46,957

     Cumulative effect of
      changes in accounting             -         -            -      (18,836)

        NET INCOME                 $10,163   $43,699      $18,625     $28,121

     Earnings per common share

      Primary:
        Earnings before cumulative
         effect adjustments           $.54     $2.45         $.99       $2.62
        Cumulative effect
         adjustments                    -         -            -        (1.09)
        Net Income                    $.54     $2.45         $.99       $1.53

      Fully diluted:
        Earnings before cumulative
         effect adjustments           $.53     $2.31         $.97       $2.46
        Cumulative effect
         adjustments                    -         -            -        (1.01)
        Net Income                    $.53     $2.31         $.97       $1.45

     Dividends declared per
      common share                    $.10      $.10         $.30        $.30

     See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)

                                               Nine Months Ended September 30
                                                     1994           1993
     OPERATING ACTIVITIES
      Net income                                    $18,625        $28,121
      Adjustments to reconcile to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization   53,809         54,723
         Prepaid royalties expensed                  15,899         22,785
         Deferred income taxes                      (10,204)       (64,856)
         Gain on disposition of assets               (1,443)          (245)
         Cumulative effect of changes in
          accounting                                     -          18,836
         Partnership costs in excess of
          cash advances                                 586            513
         Changes in operating assets and
          liabilities                                (9,138)       (13,007)
                NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                68,134         46,870

     INVESTING ACTIVITIES
      Property, plant, and equipment:
         Purchases                                  (29,665)       (14,583)
         Proceeds from sales                          1,711            659
      Proceeds from equipment held for sale           2,250             -
      Proceeds from sale and leaseback of equipment      -          64,182
      Advances on prepaid royalties                 (18,393)       (10,555)
                NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES               (44,097)        39,703

     FINANCING ACTIVITIES
      Proceeds from long-term borrowings            817,295        886,582
      Payments on long-term borrowings             (835,420)      (974,259)
      Dividends paid                                 (6,183)        (6,274)
      Proceeds from sale of common stock              1,428          1,791
                NET CASH USED IN
                 FINANCING ACTIVITIES               (22,880)       (92,160)

     Increase (decrease) in cash and
      cash equivalents                                1,157         (5,587)
     Cash and cash equivalents at beginning
      of period                                         556         37,609

     Cash and cash equivalents at end of period      $1,713        $32,022

     See notes to condensed consolidated financial statements.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 1994

     (Unaudited)


     NOTE A - GENERAL

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1993. Results of operations for the periods ended September 30, 1994, are not necessarily indicative of results to be expected for the year ending December 31, 1994.


     NOTE B - INVENTORIES

       Inventories are comprised of the following:

                                          September 30, 1994  December 31, 1993
                                                      (In thousands)
       Coal                                      $10,910           $6,884
       Supplies and other                         16,512           15,420
                                                 $27,422          $22,304

     NOTE C - LONG-TERM DEBT

       Long-term debt consists of the following:

                                          September 30, 1994  December 31, 1993
                                                      (In thousands)
       9.78% senior unsecured notes payable
        in four equal annual installments
        beginning September 15, 1997            $100,000         $100,000
       9.66% senior unsecured notes payable
        in six equal annual
        installments beginning May 15, 2001       52,900           52,900
       8.92% senior unsecured notes
        due May 15, 1996                          22,100           22,100
       Indebtedness to banks under
        revolving credit agreement                    -            50,000
       Indebtedness to banks under lines
        of credit                                 88,336           56,332
       Other                                         141              270
                                                 263,477          281,602
       Less current portion                       45,141           37,260
                                                $218,336         $244,342

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

     ASHLAND COAL, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

     NOTE E - COMPUTATION OF EARNINGS PER SHARE
                                   Three Months Ended      Nine Months Ended
                                      September 30          September 30
                                    1994        1993       1994         1993

                                      (In thousands, except per share data)
Income before the cumulative effect
 of changes in accounting           $10,163   $43,699       $18,625   $46,957
Less: Common stock dividends          1,372     1,361         4,107     4,073
      Preferred stock dividends         635       681         1,899     1,894
      Accretion of discount on
       preferred stock (subject
       to redemption)                    -        111            -        770

Undistributed earnings less
 accretion before cumulative
 effect adjustments                   8,156    41,546        12,619    40,220
Cumulative effect of changes
 in accounting                           -         -             -    (18,836)

Undistributed earnings less
 accretion                           $8,156   $41,546       $12,619   $21,384

Primary
 Average shares and equivalents
  outstanding:
   Shares outstanding                13,712    13,607        13,690    13,578
   Shares issuable upon
    Conversion of preferred stock     4,587     4,000         4,587     3,641
    Exercise of stock options            71       107            45       102

      Total                          18,370    17,714        18,322    17,321

Per share amounts:
 Undistributed earnings less
  accretion before cumulative effect
  adjustments                          $.44     $2.35          $.69     $2.32
 Dividends (except preference
  dividends)                            .10       .10           .30       .30
 Earnings before cumulative effect
  adjustments                           .54      2.45           .99      2.62
 Cumulative effect adjustments           -         -             -      (1.09)

      Net income                       $.54     $2.45          $.99     $1.53

Fully Diluted
 Average shares and equivalents
  outstanding:
   Shares outstanding                13,712    13,607        13,690    13,578
   Shares issuable upon
    Conversion of preferred stock     5,212     5,048         5,212     4,949
    Exercise of stock options            78       133            47       110

      Total                          19,002    18,788        18,949    18,637

Per share amounts:
 Undistributed earnings less
  accretion before cumulative
  effect adjustments                   $.43     $2.21          $.67     $2.16
 Dividends (except preference
  dividends)                            .10       .10           .30       .30
 Earnings before cumulative effect
  adjustments                           .53      2.31           .97      2.46
 Cumulative effect adjustments           -         -             -      (1.01)

      Net income                       $.53     $2.31          $.97     $1.45

     ASHLAND COAL, INC. AND SUBSIDIARIES

     NOTE F - CONTINGENCIES

      Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $3.2 million (included in other long-term liabilities) and believes that probable insurance recoveries of $2.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.1 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

      In the quarter ended March 31, 1994, Ashland Coal recovered $1.0 million from a contractor for business interruption losses related to the collapse of a silo in 1992. Another claim is outstanding against the same contractor for business interruption losses sustained in 1993, when a second silo was unavailable during repairs. Because of the uncertainties related to recovery of this claim, Ashland Coal is not presently able to evaluate the claim's potential materiality relative to net income.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis


     Results of Operations

     Quarter Ended September 30, 1994, Compared to Quarter Ended September 30, 1993

     Net income for the quarter ended September 30, 1994, was $10.2 million compared to $43.7 million for the quarter ended September 30, 1993. There were three significant factors which affected the 1993 quarter. First, there was a reduction in income tax expense of $50.2 million principally as a result of the Company's electing to deduct for federal tax purposes the amortization of goodwill associated with the April 1992 acquisition of Dal-Tex Coal Corporation. This amortization, which was not previously deductible, became deductible over 15 years as a result of the Omnibus Budget Reconciliation Act of 1993 (OBRA). The second factor was a charge of $9.9 million ($6.0 million after tax) to increase the valuation allowance for certain prepaid royalties, the recoverability of which had become doubtful. Finally, the strike by the United Mine Workers of America
     (UMWA) against Hobet Mining, Inc. and subsidiaries of Dal-Tex affected the entire third quarter of 1993.

     Coal sales volume and revenue for the third quarter of 1994 were 5.2 million tons and $150.0 million, respectively, increases of 1.6 million tons and $38.6 million from the same quarter a year ago. These increases were mainly attributable to the effects of the strike by the UMWA on 1993's production. Average selling prices decreased $1.98 per ton compared to the same quarter a year ago. This decrease is primarily attributable to changes in the sales mix as well as lower selling prices on sales to a contract customer resulting from a contract renegotiation completed in 1993.

     The unit cost of coal sold decreased $5.38 per ton largely due to the impact of the UMWA strike on costs in 1993.

     Operating revenues net of operating expenses increased $4.8 million over the same quarter a year ago. In 1994, compensation for an easement which rendered certain coal unminable, the sale of surplus mining equipment, and an insurance settlement accounted for $3.2 million of this increase. Operating revenues in 1993 were depressed by strike-related factors.

     Interest expense decreased $1.0 million, reflecting lower average debt levels.

     The income tax benefit recorded in the third quarter of 1994 was the result of a decrease in the estimated effective tax rate for the full year from 3.8% as of June 30 to .5% as of September 30. This decrease resulted from a decrease in the Company's estimated profitability for 1994, which resulted in higher percentage depletion relative to income. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion. The income tax benefit recorded in the third quarter of 1993 was mainly the result of the aforementioned effect of OBRA.


     Nine Months Ended September 30, 1994, Compared to Nine Months Ended September 30, 1993

     For the nine months ended September 30, 1994, net income was $18.6 million. For the same period last year, income before adjustments for the cumulative effect of changes in accounting was $47.0 million. After the cumulative effect of accounting changes, the Company earned $28.1 million in the first nine months of 1993. Earnings last year were affected by OBRA, the increase in the valuation allowance for prepaid royalties in the third quarter, and the UMWA strike, all of which were discussed above.

     For the first nine months of 1994, coal sales volume of 14.8 million tons and coal sales revenue of $433.6 million were above 1993 levels by 2.2 million tons and $58.6 million, respectively. These increases were attributable to the effects of the strike during the second and third quarters of last year. The average selling price decreased slightly from the level of a year ago.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     The unit cost of coal sold in the first nine months of 1994 decreased $1.84 per ton from the level of the first nine months of 1993. Last year's unit costs were negatively affected by the UMWA strike and the third-quarter charge relative to prepaid royalties. Current year costs were increased by the severe winter weather and the aftereffects of the UMWA strike experienced earlier in the year.

     Operating revenues net of operating expenses increased $3.4 million. This increase mainly resulted from the same items discussed above for the quarter. In addition, a $1.0 million recovery from a contractor for business interruption losses related to the 1992 silo collapse at Mingo Logan Coal Company's preparation plant had a favorable impact on 1994's operating revenues. Last year's operating revenues included payments received by the Company pursuant to a mutual assistance agreement with other coal companies also involved in the contract negotiations with the UMWA.

     Interest expense decreased $2.3 million, reflecting lower average debt levels.

     The income tax expense recorded for the nine months ended September 30, 1994, reflects the decrease in 1994's estimated effective tax rate discussed above. The income tax benefit recorded for the same period last year was primarily the result of OBRA coupled with a decrease in the Company's profitability as a result of the strike by the UMWA.


     Balance Sheet

     The balance of trade accounts receivable at September 30, 1994, was $13.3 million higher than the balance at December 31, 1993. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at December 31, 1993, and September 30, 1994, reflect the levels of coal sales in December 1993 and September 1994, respectively. Coal sales in December 1993 were markedly lower because of the strike by the UMWA and the aftereffects of the strike once it was settled.

     Inventories at September 30, 1994 were $5.1 million higher than at December 31, 1993. This increase resulted from normal fluctuations in inventory levels and low levels at December 31, 1993, resulting from the drawdown of coal stockpiles during the UMWA strike.

     The noncurrent balance of prepaid royalties increased $8.1 million from the balance at December 31, 1993. This increase was largely due to an annual royalty payment of $16 million made at the end of March 1994.


     Outlook

     The Company's 1994 results of operations will be adversely affected by high costs experienced in the early months of the year, as discussed above. However, during the second and third quarters of this year costs decreased significantly, and the Company expects to achieve further reductions in the cost of sales per ton during the final quarter of 1994 principally because of lower overburden ratios to be encountered at Hobet and Dal-Tex. Overall, the Company expects that its cost of sales per ton for the full year will approximate the 1992 level. In addition, with higher sales volume than in 1993, relatively stable selling prices, and lower costs per ton, the Company expects 1994 operating income to be substantially improved over 1993's level.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     In general, spot market prices have fallen since the settlement of the UMWA strike, but still remain above the level that prevailed prior to the strike. The Company believes that the approach of the January 1, 1995, effective date of the 1990 Clean Air Act Amendments will further increase demand for low-sulfur coal of the type that the Company sells. Some of this increased demand for low-sulfur fuels in the Company's market area may, however, be satisfied with coals from the western United States and foreign sources and by other energy sources. Sales to a major contract customer are expected to be above normal contract levels during the remainder of 1994 as shortfalls in shipments that were scheduled for the strike-affected period are made up. The price on these contract sales is above the Company's average selling price.

     In 1993, the Company completed negotiations with two customers, including the Company's largest customer, concerning the price, extension of the term, and the quality and quantity of future deliveries under existing coal sales contracts with these customers. These new agreements have reduced coal sales revenues and cash flow in 1994. A substantial part of these decreases will be offset by additional sales volumes in later years. In addition, adjustments have been made in the rates of amortization of the carrying value of certain of these contracts, reducing amortization expense in 1994. Contracts with another major customer are expected to expire at the end of 1995. Because these contracts are priced above current market prices, these expirations will have a significant adverse effect on earnings in 1996 and subsequent years.

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

     The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at Hobet 07 commenced. To compensate for these expected lower prices, it may be necessary, if costs at Hobet's 07 mine are not reduced, for Hobet to suspend operations at such mine by the end of the decade. At the Hobet 21 mine, costs are expected to be reduced by an expansion which includes the development late in 1994 of contract underground mines and the construction, scheduled to be completed early in 1995, of a raw coal handling and blending facility.

     The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the UMWA employees of Hobet and of Dal-Tex's subsidiaries, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the new Wage Agreement and the Memorandum, taken as a whole, will not have an adverse effect on costs.

     The Company continues to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for synergies or margin improvement. Such acquisitions, if they occur, may be in the central Appalachian coal fields, which is currently the Company's primary area of operations, or in coal fields in other regions of the U.S.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     Liquidity and Capital Resources

     The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 1994 and 1993:

                                                            1994     1993
                                                           (In thousands)
         Net cash provided by (used in)
          Operating activities
           Before changes in operating assets
            and liabilities                               $77,272   $59,877
           Changes in operating assets and liabilities     (9,138)  (13,007)
                                                           68,134    46,870
          Investing activities . . . . . . . . . . . .    (44,097)   39,703
          Financing activities . . . . . . . . . . . .    (22,880)  (92,160)
         Increase (decrease) in cash and cash equivalents  $1,157   $(5,587)

     Cash provided by operating activities before changes in operating assets and liabilities increased in 1994 from 1993 primarily because of higher sales volume (discussed above). Cash used for changes in operating assets and liabilities in 1994 reflects growth in accounts receivable balances, largely offset by growth in the balances of accounts payable, accrued expenses and income taxes payable. In 1993, reductions in the balances of accounts payable, accrued expenses and income taxes payable were largely offset by reduced accounts receivable balances. All of these changes in 1994 and 1993 were outgrowths of the UMWA strike.

     Cash used during 1994 for investing activities primarily reflects capital expenditures and a $16 million prepaid royalty payment expected to be recovered after one year. Cash provided by investing activities in the first nine months of 1993 resulted from the sale and leaseback of certain mining equipment.

     Dividend payments and payments on long-term borrowings constitute the cash used in financing activities during 1994. Cash used in financing activities during the first nine months of 1993 primarily represents payments on long-term borrowings from funds provided by the sale and leaseback of mining equipment and by cash flow from operations.

     The Company's capital expenditures during the first nine months of 1994 were $29.7 million, which is $15.1 million higher than the comparable period in 1993. During the first nine months of 1993, the Company deferred capital expenditures to the extent possible in order to improve liquidity in anticipation of and during the UMWA strike and in the event that the Company was required to purchase its convertible Class C preferred stock, or both. The Company estimates that capital expenditures may be as much as $19 million during the remainder of 1994 and as much as $70 million in 1995.

     Ashland Coal has a revolving credit agreement with a group of banks providing for borrowings of up to $180 million. No borrowings were outstanding under the facility at September 30, 1994. In November 1994, an amended and restated revolving credit agreement is expected to replace the current agreement. This amended facility will provide for borrowings of up to $500 million until its termination in 1999. The Company has $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Ashland Coal also periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 1994, there were $277.9 million of such agreements in effect, and $88.3 million had been borrowed under these agreements. The Company expects to repay approximately $45 million of indebtedness under the lines of credit during the remainder of 1994 and the first nine months of 1995.

     ASHLAND COAL, INC. AND SUBSIDIARIES

     Ashland Coal believes that cash flow generated by operating activities during the remainder of 1994 and in 1995 will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to make repayments of indebtedness under the lines of credit, and to pay scheduled debt maturities and other commitments when due.


     Contingencies

     Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.3 million and $2.5 million at September 30, 1994, and December 31, 1993, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $46.0 million. At September 30, 1994, and December 31, 1993, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $6.7 million and $4.7 million, respectively.

     Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $3.2 million (included in other long-term liabilities) and believes that probable insurance recoveries of $2.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.1 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

     Ashland Coal has a claim outstanding against a construction contractor for business interruption losses sustained in 1993 when a coal silo was unavailable during repairs. Because of the uncertainties related to recovery of this claim, Ashland Coal is not presently able to evaluate the claim's potential materiality relative to net income.


     Certain Risk Factors

     Credit risk - Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As a group, electric utilities are stable, well capitalized entities with favorable credit ratings. Credit is extended based on an evaluation of each customer's financial condition, and collateral is not generally required. Credit losses have consistently been minimal.

     Price risk - Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement, or any successor agreement. Some of the long-term also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws,

     ASHLAND COAL, INC. AND SUBSIDIARIES
     rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related.

     Ashland Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration. The employees of some of Ashland Coal's operating subsidiaries are covered by the Wage Agreement, which provides for certain wage rates and benefits during the first three years. Thereafter, wages and certain benefits are subject to renegotiation. Employees of other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates is the Wage Agreement.

     Although the Company cannot predict changes in its costs of production and coal prices with certainty, Ashland Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its long-term contracts will largely offset changes in the costs of providing coal under those contracts. Further, because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to limit its exposure to depressed spot market prices which result from industry overcapacity by entering into long-term coal supply agreements, which ordinarily provide for prices in excess of spot market prices. In the event of a disruption of supply, the Company might benefit from higher spot prices if its own mines were not affected by the disruptions.

     Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also rise. For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.8 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to one year and may from time to time utilize certain types of derivative securities to manage its interest rate risk. Either extending the term of short-term borrowings at fixed rates or the use of derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. The Company is not currently using derivatives to manage its interest rate risk.


     Recurring Factors Affecting Results of Operations

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

     The Company's coal production is subject to a variety of operational, geologic, and weather-related factors that routinely cause production to fluctuate. Operational factors include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine the longwall equipment must be dismantled and moved to a new area of the mine whenever the

     ASHLAND COAL, INC. AND SUBSIDIARIES
     coal reserves in a segment of the mine--called a panel--are exhausted. The size of a panel varies and therefore the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Geologic conditions within mines are not uniform. Overburden ratios at the surface mines sometimes vary, as do roof and floor conditions and seam thickness in the longwall mine. These variations can be either positive or negative for production. Weather conditions can have a significant effect on the Company's production, depending on the severity and duration of the condition. For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites.

     Hobet and subsidiaries of Dal-Tex are parties to the Wage Agreement. From time to time in the past, most recently in 1993, strikes and work stoppages have adversely affected production at the operations of Hobet and Dal-Tex, and have caused disruptions at their mines. Currently, Mingo Logan, Mingo Logan's Mountaineer Mining Company and Bearco divisions and certain contract miners are parties to a National Labor Relations Board proceeding to determine whether Mingo Logan's employees should be deemed jointly employed with the contract miners' employees or whether the Mingo Logan and contract miners' employees are employed by different employers. The outcome of the proceeding would determine for purposes of voting on union representation (if such vote is required by applicable labor law) whether the Mingo Logan employees may vote separately, or will be required to vote with employees of Mingo Logan's contract miners.

     Any one or a combination of changing demand, fluctuating selling prices and routine operational, geologic and weather-related factors, or labor disruptions may occur at times or in a manner that causes results of operations to deviate from expectations.

                             Part II - Other Information

     Item 1.  Legal Proceedings

           There is  a pending  suit in  Circuit Court  for  Mingo County,  West
     Virginia, filed September 3, 1993, by the administrator of an estate of a deceased employee of Mingo Logan. The employee died in an accident involving the longwall mining equipment at the Mountaineer Mine. The suit is based on product liability, breach of warranty, and negligence claims against Mingo Logan and other unrelated defendants, including the equipment manufacturer, and seeks compensatory and punitive damages of $15 million on the product liability claim, $15 million on the breach of warranty claim, and $15 million on the negligence claim, for a total of $45 million. The proceedings are in the discovery stage. Mingo Logan denies responsibility for the accident, and the Company believes that the claim will not have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.


     Item 5.  Other Information

           Mingo Logan conducts its operations on coal lands containing approximately 91 million tons of proven and probable coal reserves as of October 1, 1994. This total represents an increase of surface reserves of 1 million tons and a decrease of deep reserves of 12 million tons, in each case after adjustment for mining during 1994, from the total reserves previously reported in those coal properties at December 31, 1993.

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


                                        ASHLAND COAL, INC.
                                        (Registrant)


     Date:  November 14, 1994           /s/  William M. Gerrick
                                        William M. Gerrick
                                        Controller (Chief Accounting Officer)


     Date:  November 14, 1994           /s/   Roy F. Layman
                                        Roy F. Layman
                                        Administrative Vice President
                                         and Secretary