Form 10-K
period 1994-12-31
ASHLAND COAL INC
filed 1995-03-10
CIK 833890

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                                                       NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                        WHICH REGISTERED
      Common Stock, par value $.01 per share            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  'X'   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 1, 1995, based on the New York Stock Exchange closing price, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $149,905,000. In determining this figure, Ashland Coal, Inc. has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock (assuming conversion of Ashland Coal, Inc. preferred stock), are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At March 1, 1995, there were 13,727,484 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Ashland Coal, Inc.'s definitive Proxy Statement, to be filed with the Securities and Exchange Commission not later than April 30, 1995 (1995 Proxy Statement), are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              -----
PART I
     Item 1.  Business.....................................................................      1
     Item 2.  Properties...................................................................      7
     Item 3.  Legal Proceedings............................................................      9
     Item 4.  Submission of Matters to a Vote of Security Holders..........................      9
     Item X.  Executive Officers of the Registrant.........................................      9
PART II
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........     10
     Item 6.  Selected Financial Data......................................................     11
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................     12
     Item 8.  Financial Statements and Supplementary Data..................................     19
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................................     39
PART III
     Item10.  Directors and Executive Officers of the Registrant...........................     39
     Item11.  Executive Compensation.......................................................     39
     Item12.  Security Ownership of Certain Beneficial Owners and Management...............     39
     Item13.  Certain Relationships and Related Transactions...............................     39
PART IV
     Item14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     40

                                    PART I.

ITEM 1. Business

     Ashland Coal, Inc. (Ashland Coal or the Company) is engaged in the mining, processing, marketing and distribution of low-sulfur bituminous coal. The Company sells its coal primarily to electric utilities in the eastern United States. The Company also exports coal, primarily to European customers. The Company estimates that as of December 31, 1994, approximately 688 million recoverable tons of proven and probable coal reserves were held by the Company's subsidiaries in West Virginia and eastern Kentucky. Ashland Coal was incorporated in Delaware in 1975.

RECENT DEVELOPMENTS

     On February 8, 1995, Ashland Inc. (formerly Ashland Oil, Inc., and hereafter referred to as Ashland) purchased for approximately $110 million all 150 shares of Ashland Coal Class B Preferred Stock held by Saarbergwerke AG (Saarberg). Each share of the Company's Class B Preferred Stock is presently convertible into 18,346 shares of the Company's par value $.01 common stock (Common Stock). This conversion rate increases to 19,596 shares on August 18, 1998, and to 20,846 shares on August 18, 2003. In addition, the Class B Preferred Stock receives an annual preference dividend and has special voting rights in the election of directors. Under Ashland Coal's Restated Certificate of Incorporation, as amended, a holder of the Class B or Class C Preferred Stock, voting with other holders of preferred stock as a class and using cumulative voting, has the right to elect one director to Ashland Coal's Board of Directors for every 63 shares of such preferred stock held by such holder, provided that the maximum number of directors that can be elected by voting preferred stock is three. The remaining directors on the 10-member Board of Directors are elected by holders of Common Stock. Ashland did not acquire the Ashland Coal Common Stock held by Saarberg (less than 1%).

     The Class B Preferred Stock acquired by Ashland represents approximately 15% of the voting stock of the Company, and the acquisition of such preferred stock, in combination with Ashland's holdings of Common Stock, results in Ashland having approximately 54% of the voting power of the Company and gives Ashland the power to elect a majority of the Company's directors. Ashland's purchase from Saarberg of the Company's Class B Preferred Stock will result in the consolidation of the Company's financial statements into Ashland's financial statements. Approximately 10% of the Company's voting stock is held by Carboex International, Ltd. (Carboex), a subsidiary of Sociedad Espanola de Carbon Exterior, S.A., a coal supply firm controlled by Spanish state-owned corporations. The remaining 36% of the voting stock is held by the public.

     The Company is in discussions with Quaker Coal Company, Inc. (Quaker) concerning the Company's possible purchase of Quaker's Kentucky operations.

1994 SALES AND PRODUCTION

     For the year ended December 31, 1994, the Company and its independent operating subsidiaries sold approximately 20.2 million tons of coal, as compared to approximately 16.0 and 19.1 million tons sold in 1993 and 1992, respectively. Approximately 62% of the total number of tons sold during 1994 was sold under long-term contracts as compared to approximately 57% for 1993 and 66% for 1992. The balance was sold on the spot market (contracts with a duration of one year or less). Sales of metallurgical coal in 1994 totaled 1.8 million tons, or approximatley 9% of the Company's total 1994 coal sales. In 1994, the Company sold approximately 1.7 million tons of coal in the export market, compared to approximately 2.1 million tons in 1993 and 3.9 million tons in 1992. Sales of metallurgical coal accounted for approximately 43% of these export sales in 1994, while the balance of export sales were sales of steam coal for producing electricity. Approximately 54%, 61% and 71% of total revenues for 1994, 1993 and 1992, respectively, were derived from long-term contracts. For the year ended December 31, 1994, the Company's independent operating subsidiaries produced approximately 19.2 million tons of coal as compared to approximately 14.2 and
16.7 million tons for 1993 and 1992, respectively. In addition, the Company purchased for resale approximately 1.3 million tons of coal during 1994, approximately 1.6 million tons during 1993, and approximately 2.0 million tons during 1992.

SALES CONTRACTS

     During 1994, Ashland Coal negotiated four new long-term sales contracts. These new long-term commitments cover an aggregate 1.58 million base tons per year. The Company is also currently negotiating two additional long-term contracts.

     Selling prices in many of the Company's long-term coal sales contracts are adjusted for changes in broad price indices and labor indices and costs. Most of these contracts also provide for price adjustment related to changes in federal and state levies on coal mining and processing. In addition, most of the Company's long-term contracts provide that the customer may vary the quantity of coal purchased from the base annual quantity specified in the contract, usually by not more than 15% annually.

     In addition to customary adjustment provisions, in order to accommodate changing market or operational conditions, contracts frequently contain "reopener" provisions which, if certain conditions are met, require the parties to renegotiate price, and the renegotiation of coal sales contract terms after execution of the contract also is not unusual in the industry. During 1993, the Company completed the renegotiation of three low-sulfur coal supply agreements with Appalachian Power Company (APCO), and as a result provisions were added that first became effective during 1994 or thereafter. One amended contract supplied by Hobet Mining, Inc., (Hobet) provided for significant price reductions effective on January 1, 1994, July 1, 1994 and January 1, 1995. During 1994, the Company agreed to a further price reduction under this Hobet contract, effective January 1, 1995, in exchange for certain contract modifications relating to quality and price component allocations. In addition, pursuant to a renegotiation completed in 1993, the price under a second APCO contract supplied by Dal-Tex Coal Corporation (Dal-Tex) was reduced during 1994 prior to expiration of the contract on December 31, 1994. In connection with the foregoing price reductions, a third APCO contract, under which shipments from Dal-Tex began on January 1, 1995, and which originally was to expire on December 31, 1999, was extended in a 1993 amendment through December 31, 2003.

     The Company's current above-market contracts with Cincinnati Gas & Electric Company (CG&E) are scheduled to expire at the end of 1995. The Company hopes to negotiate additional contract deliveries with CG&E. For further information about these CG&E contract expirations see Reliance on Major Customers at page 7 below and the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATIONS

Mingo Logan Coal Company

     Mingo Logan Coal Company (Mingo Logan), an independent operating subsidiary of the Company, conducts its operations in Mingo and Logan Counties, West Virginia, on approximately 20,600 acres containing approximately 89 million recoverable tons of low-sulfur and compliance coal. Mingo Logan's mining complex consists of surface mining operations conducted by two independent contract miners, three underground mines operated by two other independent contract miners, and a longwall mine (Mountaineer Mine) operated by Mingo Logan. Mingo Logan's Black Bear preparation plant has a plant feed capacity of 1,600 tons per hour, and is connected to the Mountaineer Mine by a two-mile overland conveyor. The Black Bear preparation plant is connected to the loadout on the Norfolk Southern Railway Company (Norfolk Southern) railroad by a second overland conveyor that is approximately seven-tenths of a mile in length. The preparation plant, loadout and conveyors are located on land leased from Pocahontas Land Corporation, an affiliate of Norfolk Southern. The Black Bear preparation plant and loadout have silo storage capacity of approximately 19,500 tons of raw coal and approximately 24,000 tons of clean coal, respectively. In addition, the loadout has ground storage capacity of approximately 100,000 tons. The loadout facility is capable of loading a 13,000-ton unit train in less than four hours. The Mingo Logan mining complex produced approximately 7.9 million tons of coal during 1994.

Dal-Tex Coal Corporation

     Dal-Tex, an independent operating subsidiary of the Company, conducts its operations on approximately 25,000 acres of coal lands located primarily in Logan County, West Virginia, containing approximately 209 million tons of recoverable low-sulfur and compliance coal. Dal-Tex's mining complex currently consists of two surface mines operated by a Dal-Tex subsidiary using mountaintop removal techniques and three deep mines, two operated by another Dal-Tex subsidiary (hereafter the two Dal-Tex subsidiaries are together referred to as the Dal-Tex Subsidiaries) and one operated by a contract miner. At the surface mines, two 51-cubic-yard shovels and other large excavators are used for overburden removal. Continuous miner units are utilized in the deep mine operations. The Dal-Tex mining complex includes the Monclo preparation plant which is located on the CSX Transportation (CSXT) rail system and is capable of a raw coal feed of 2,000 tons per hour. This plant is capable of loading a 14,000-ton unit train in less than four hours. Approximately 4.8 million tons of coal were produced at the Dal-Tex mining complex during 1994.

Hobet Mining, Inc.

     Hobet, an independent operating subsidiary of the Company, operates mines at two locations in southern West Virginia. The Hobet 21 mining complex in Boone County, West Virginia, currently has reserves dedicated to it of approximately 59 million recoverable tons of coal, and consists of a surface mine operated by Hobet and a deep mine (opened in 1994) that is operated by a contract miner. The Company anticipates total contract production at Hobet 21 during 1995 will be approximately 747,000 tons. The surface mine uses mountaintop removal techniques and modern surface mining equipment, including a 72-cubic-yard walking dragline and a 51-cubic-yard shovel. The complex includes the 850-ton-per-hour Beth Station preparation plant. An expansion of the raw coal handling and blending capabilities of this plant is expected to be completed in March 1995. The Company is currently negotiating an order with the West Virginia Office of Air Quality relating to the improvements. A five-mile overland conveyor belt system transports the coal from the mine to the Beth Station preparation plant where the coal is cleaned and loaded into railcars at the adjacent 150-car rail siding for shipment on the CSXT rail system. Once the current expansion is completed, the Beth Station preparation plant will have raw coal silo storage capacity of approximately 15,000 tons and clean coal ground storage for 100,000 tons of coal. The facility will be capable of loading a 15,000 ton unit train in less than four hours. The Hobet 21 mining complex produced about 2.8 million tons of coal during 1994.

     The Hobet 07 mine, located in Mingo and Logan Counties, West Virginia, currently has reserves dedicated to it of approximately 40 million recoverable tons of coal. This mine uses mountaintop removal techniques and modern surface mining equipment including a 72-cubic-yard walking dragline and two 27-cubic-yard shovels. The mine's operations include the 950-ton-per-hour Pine Creek preparation plant. This plant has the capability of loading a 10,000-ton unit train in less than eight hours. Coal is loaded into railcars on the facility's 100-car rail siding, which is served by the CSXT rail system. The Pine Creek preparation plant has a storage capacity in silos of 10,000 tons of raw coal and 15,000 tons of clean coal. This mine produced about 2.2 million tons of coal during 1994. It is currently anticipated that operations at the Hobet 07 mine will be suspended by the end of the decade based on current coal price and mining cost projections. See the "Outlook" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 12 below.

Coal-Mac, Inc.

     Coal-Mac, Inc. (Coal-Mac), an independent operating subsidiary of the Company, conducts mining operations in eastern Kentucky. Coal-Mac and other subsidiaries of the Company control approximately 47 million recoverable tons of coal reserves in eastern Kentucky, and of this total, approximately 10 million recoverable tons of coal reserves in Floyd, Johnson, Martin and Pike Counties are dedicated to Coal-Mac production. Coal-Mac operates a surface mine in Floyd County, a surface mine in Pike County, and an independent contractor operates an underground mine in Floyd County. During 1994, Coal-Mac reduced its production of medium -Btu coal for sale on the river market and increased production of high -Btu coal for sale on the CSXT rail system. Total production from surface and underground operations during 1994 was approximately
1.6 million tons of coal.

TRANSPORTATION

     Coal from the mines of the Company's independent operating subsidiaries is transported by rail, truck, and barge to domestic customers and to Gulf and Atlantic coast transloading facilities for shipment to domestic and international customers.

     Tri-State Terminals, Inc., an independent operating subsidiary of the Company, operates the Lockwood Dock on a 60-acre site on the Big Sandy River approximately seven miles upstream from its confluence with the Ohio River. In addition, Company subsidiaries together own a 17.5 percent interest in Dominion Terminal Associates (DTA), which leases and operates a ground storage-to-vessel coal transloading facility (the DTA Facility) in Newport News, Virginia. The DTA Facility has a throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. During 1994, DTA loaded through the DTA Facility approximately 0.9 million tons of coal for the Company's account. The DTA Facility serves international customers, as well as domestic coal users located on the eastern seaboard of the United States. For additional information concerning the Company's investment in DTA, see Note 3 to the Company's Consolidated Financial Statements on page 27 below, and incorporated by reference in this Item 1.

EMPLOYEES

     As of February 28, 1995, the Company and its independent operating subsidiaries employed a total of 1,660 people (including 23 part-time employees), 831 of whom are represented by the United Mine Workers of America
(UMWA). Hobet and the Dal-Tex Subsidiaries are signatories to the National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which was ratified on December 14, 1993, and which expires by its terms on August 1, 1998. The Wage Agreement provides for a total wage increase of $1.30 per hour over the first three years of the contract, changes in medical coverage providing for deductibles and copayments, more flexible work rules that will permit coal production to take place 24 hours a day and seven days a week, increases in employer contributions to an education and retraining fund, and employer contributions to fund the new Labor Management Positive Change Program and the new 1993 Benefit Fund created by the Wage Agreement. The contract provisions of the Wage Agreement applicable to wages, pensions, and medical benefits are fixed for the first three years of the contract, but thereafter wages and pension benefits are subject to renegotiation at the UMWA's election and certain provisions of the medical plan are subject to renegotiation at the election of either the UMWA or the Bituminous Coal Operators' Association (BCOA). The Labor Management Positive Change Program mandated by the Wage Agreement establishes a board comprised of union and management representatives to explore methods of increasing productivity and efficiency.

     In connection with the Wage Agreement, the UMWA and BCOA also entered into a Memorandum of Understanding that requires that certain jobs at mines of Ashland Coal's nonunion subsidiaries be offered to UMWA miners under the following conditions. At any existing, new, or newly acquired, operation of a nonunion subsidiary of Ashland Coal, the subsidiary must offer the first three of every five job openings for certain jobs to active and laid-off employees of any union subsidiary. The first two jobs must be filled from among the senior laid-off and active miners of any union subsidiary of the Company provided such miners have the ability to step in and perform the job at the time the job is awarded. The third job must be filled with the senior laid-off or active miner of any union subsidiary provided such miner has the ability to step in and perform the work of the job at the time the job is awarded and has actually performed the job within the last three years. The final two out of five jobs may be filled from any source at the sole discretion of the nonunion subsidiary's management. Similarly, Ashland Coal's nonunion coal mining subsidiaries must require certain of their lessees, licensees, contractors and subcontractors that are engaged after the date of execution of the Memorandum of Understanding to offer the first three of every five job openings for certain jobs to active and laid-off UMWA-represented employees at any Ashland Coal union subsidiary. Generally, this requirement applies only where both (i) the lessees, licensees, contractors, and subcontractors produce and process coal for the nonunion subsidiaries and (ii) the coal is sold by the nonunion subsidiaries. Ashland Coal's union subsidiaries do not currently have any laid-off union workers. Finally, the Memorandum of Understanding prohibits Ashland Coal and its nonunion subsidiaries from engaging in any transaction, restructuring or reorganization for the purpose of evading obligations under the Memorandum of Understanding. For additional discussion, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning below on page 12.

     The labor forces at Mingo Logan and its Mountaineer Mining Company and Bearco divisions are not currently unionized. However, in a recent National Labor Relations Board (NLRB) proceeding, Mingo Logan and certain other employers with whom Mingo Logan contracts for construction and mining services were determined to be joint employers by the Acting Regional Director for NLRB Region
9. As a consequence of this ruling, the bargaining unit at Mingo Logan's Mountaineer Mine for purposes of collective bargaining has been determined to be comprised of employees of Mingo Logan and its contractors, and these employees voted together on January 19, 1995, on the question of whether or not to be represented by the UMWA. The result of this vote, which was required by the NLRB decision, is not yet known as the ballots have been sealed pending the outcome of Mingo Logan's appeal to the NLRB of the decision of the Acting Regional Director concerning the appropriate bargaining unit. Mingo Logan expects to prevail in its appeal. If Mingo Logan does prevail on appeal, the January 19, 1995, representation election results will be invalidated.

REGULATIONS AFFECTING COAL MINING

     Coal mining is subject to strict regulation by federal, state, and local authorities, including, most significantly, with respect to permitting, environmental, and health and safety matters.

Permitting and Environmental Matters

     Numerous permits are required for mining operations. The Company believes all permits required to conduct present mining operations have been obtained, and the Company is negotiating an order with the West Virginia Office of Air Quality relating to expansion of the load-out facilities at Hobet 21. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained.

     The federal Surface Mining Control and Reclamation Act of 1977 (SMCRA) was enacted to regulate certain surface mining of coal and the surface effects of underground mining. Kentucky and West Virginia have similar laws and regulations regulating surface and deep mining that impose, among other requirements, reclamation and environmental requirements and standards.

     The federal Clean Water Act affects coal mining operations by imposing effluent discharge restrictions on pollutants discharged into waters. In addition, the United States Environmental Protection Agency (EPA) has permitting requirements for storm water discharges from industrial facilities. These regulations require permits for some aspects of mining operations. Regular monitoring, and compliance with reporting requirements and performance standards are preconditions for the issuance and renewal of permits governing the discharge of pollutants into waters. Further, mining operations are subject to Clean Water Act regulations in respect of discharges into some ponds created to treat or dispose of coal mining wastes.

     Kentucky and West Virginia also have laws restricting discharges of pollutants into the waters of those states. West Virginia has a groundwater protection program, but coal extraction activities are excluded from such regulations. However, related operations, such as preparation plants, are covered by the West Virginia program. Kentucky has developed a groundwater protection program, and groundwater protection plans must be filed by August 1995, but the requirements of this program have not been completely defined by the regulators. As a consequence, the effect of the Kentucky groundwater programs upon coal mining operations is unclear.

     The federal Resource Conservation and Recovery Act (RCRA) and implementing federal regulations exclude from the definition of hazardous waste all coal extraction, beneficiation and processing wastes. Additionally, other coal mining wastes which are subject to an SMCRA permit are exempt from RCRA permits and standards. Kentucky and West Virginia similarly exempt coal mine waste from their respective state hazardous waste laws and regulations. The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, affects coal mining operations by imposing a cleanup requirement for threatened or actual releases of hazardous substances (other than waste excluded from federal and state regulation, as noted above) that may endanger public health or welfare or the environment.

     The federal Clean Air Act, as amended in 1990, imposes numerous requirements on various categories of emission sources. While the new statutory requirements do not directly impose new requirements on coal mining emission sources, it is possible that the EPA will implement the statute in a way that will impose additional regulatory requirements on industry sources, including a duty to obtain an operating permit not previously required. The EPA previously published rules which do not require coal mines to include fugitive emissions in determining the applicability of the Clean Air Act's Prevention of Significant Deterioration Program. Although this rule was challenged, the rule was upheld and no appeal to the decision was filed. In addition, West Virginia state air regulations impose permitting obligations and performance standards on certain coal preparation plants and coal handling facilities such as crushers and screeners.

Health and Safety Matters

     The federal Mine Safety and Health Act of 1977 imposes health and safety standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, and the equipment used in mining operations. The Black Lung Benefits Reform Act of 1977 generally requires each coal mine operator to secure payment of federal and state black lung benefits to its employees through insurance, bonds, or contributions to a state-controlled fund. The Black Lung Benefits Reform Act of 1977 also provides for the payment from a trust fund of benefits and medical expenses to employees for whom no benefits have been obtainable from their employer. This trust is financed by a tax on coal sales.

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

Compliance with Regulatory Requirements and Existing Environmental Liability

     The Company's independent operating subsidiaries endeavor to conduct their operations in compliance with all applicable federal, state, and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry. Mingo Logan and Dal-Tex are each a party to civil proceedings as a result of alleged failures to comply with mandatory federal or state health and safety regulations. Each of these proceedings involves a fatality and could result in the imposition of civil penalties. The Company believes that any adverse result, if incurred, would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

     Hobet, Sharples Coal Company, which is a subsidiary of Dal-Tex, Mingo Logan, and other unrelated coal mining companies, individually, are parties to a civil proceeding with respect to the alleged failure of each of them to handle respirable dust sampling cassettes in accordance with regulations of the Mine Safety and Health Administration. Violations of federal and state health and safety regulations can result in civil and criminal penalties. To date, the monetary penalties assessed in respect of violations of these regulations have not been material and the Company does not anticipate that future assessments in respect of violations to date will be material to the Company's consolidated financial condition, results of operations, or liquidity.

     Mingo Logan is a party to civil and administrative proceedings brought by owners of commercial surface property overlying part of Mingo Logan's Mountaineer Mine. These proceedings seek revocation of mining permits for the Mountaineer Mine and seek damages for loss in the value of the plaintiffs' property and business. It is unlikely that Mingo Logan's mining permits will be revoked as a result of these proceedings. It is impossible to predict the outcome of the damage claim at this stage of the proceedings, but any adverse result, if incurred, is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

     Hobet recently received a Notice of Violation and a Cease and Desist Order issued on January 20, 1995, from the West Virginia Office of Air Quality. The Order requires that Hobet cease modifications to its preparation plant and/or loadout facility at the Hobet 21 mine complex because of Hobet's alleged failure to have obtained necessary approvals from the Office of Air Quality to make modifications to these facilities. Hobet is negotiating a consent order with the Office of Air Quality which is not expected to have any material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

     The Company is not aware of any existing conditions on property in which it has an ownership or other interest that would give rise to material liability under federal, state, and local environmental laws, regulations, or ordinances.

     The Company believes that continued compliance with regulatory standards will not substantially affect its ability to compete with similarly situated coal mining companies. The cost of regulatory compliance, however, frequently increases the cost of mining coal and to this extent makes coal less competitive with alternative fuels.

TRADEMARKS AND TRADENAMES

     Under an agreement executed in 1993, Ashland granted the Company permission to continue using the Ashland Coal name on a year-to-year basis after August 11, 1993, absent written notice from Ashland to cease using the name at the end of the then applicable one year period. If Ashland's ownership in the Company ever falls below 35%, Ashland may require the Company to remove the name Ashland from the Company's and its subsidiaries' names. During 1994, the Company discontinued its use of Ashland's trademarks and adopted a new logo.

RELIANCE ON MAJOR CUSTOMERS

     The Company's total sales to American Electric Power Company (AEP) affiliates and to CG&E accounted for approximately 21 and 13 percent, respectively, of the Company's total revenues in 1994. AEP affiliates currently have four contracts with the Company, and CG&E currently has three contracts with the Company. If the Company experienced an unanticipated and immediate loss of the AEP affiliates' contracts, the loss could have a material adverse effect on the Company's business and results of operations. The expiration of the Company's existing above-market coal sales contracts with CG&E at the end of 1995 will have an adverse effect on the Company. However, because of steps the Company is taking to reduce costs and increase production, the Company does not believe that the expiration of such CG&E contracts will result in material adverse changes in the Company's 1996 results of operations when compared to the Company's anticipated 1995 results.

COMPETITION

     The coal industry is highly competitive, and the Company competes (principally in price, location, and quality of coal) with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than the Company. Most long-term supply agreements and spot market orders are the result of competitive bidding. Coal also competes with other energy sources such as oil, natural gas, hydropower, and nuclear energy for steam and electrical power generation. Over time, the cost and other factors, such as safety and environmental considerations, relating to these alternative fuels will affect the overall demand for coal as a fuel.

ITEM 2. PROPERTIES

     As of December 31, 1994, the Company's subsidiaries controlled, primarily through long-term leases, approximately 119,634 and 100,559 acres of coal lands in West Virginia and eastern Kentucky, respectively. The Company's subsidiaries also control through ownership or long-term leases 917 acres of land in eastern

Kentucky and West Virginia which are used either for its coal processing facilities or are being held for possible future development. The Pine Creek, Beth Station, and Black Bear preparation plants are located on properties held under leases which expire in 2030, 2022 and 2007 (with an optional 20-year extension), respectively. The Company's headquarters occupy approximately 52,000 square feet of leased space at 2205 Fifth Street Road, Huntington, West Virginia. The headquarters lease expires March 31, 1998. The descriptions of the Mingo Logan, Dal-Tex, Hobet, and Coal-Mac mines set forth above in Item 1. Business are hereby incorporated into this Item 2 by reference.

     The Company's subsidiaries currently own or lease the equipment that is significant to their mining operations. Hobet leases equipment under leases that expire in 2003 and 1995. Hobet and Dal-Tex also utilize surface mining equipment leased pursuant to a sale and leaseback transaction entered into in January 1993. The lease term expires in January 1996 but the lessee has the option to purchase the equipment at the end of the lease. For further information about this 1993 transaction see Note 17 to the Company's Consolidated Financial Statements beginning on page 36 below.

     The Company, through its subsidiaries, owns a 17.5 percent interest in DTA, which is the lessee and operator of a ground storage-to-vessel coal transloading facility at Newport News, Virginia (see Item 1. Business--Transportation).

COAL RESERVES

     The Company estimates that its subsidiaries had, as of December 31, 1994, approximately 688 million recoverable tons of proven and probable coal reserves. Reserve totals vary from year to year for each Company subsidiary depending upon the amount of coal mined in any year, the acquisition and disposition of reserves in such year, and exploration and development activity. The following table presents the Company's estimate of such reserves:

                                RECOVERABLE COAL

                                                                  PROVEN     PROBABLE     TOTAL
                                                                  ------     --------     -----
                                                                       (MILLIONS OF TONS)
West Virginia.................................................      300         341        641
Kentucky......................................................       32          15         47
                                                                    ---         ---        ---
     Total....................................................      332         356        688
                                                                    ===         ===        ===

     Substantially all of the coal reserves held by the Company's subsidiaries are controlled by leases which will not expire until the exhaustion of minable and merchantable coal. The remaining leases have primary terms expiring in various years ranging from 1995 to 2013, and most contain options to renew for stated periods. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In certain cases, a lease bonus is required, payable either at the time of execution of the lease or in annual installments following such execution. In most cases, the lease bonus amount is applied to reduce future production royalties. Subsidiaries of the Company own, lease, or control 21,050 acres of coal lands upon which exploration has not been conducted.

     Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and, thereby, encourages a greater demand for low-sulfur coal. Based upon limited information obtained from preliminary prospecting, drilling and coal seam analysis, the Company estimates that a substantial portion of the reserves held by Company subsidiaries consists of low-sulfur coal with a sulfur content of 1 percent or less, some of which is compliance coal. Sulfur content of 1 percent or less refers to percentage by weight, while "compliance coal" is coal which emits 1.2 pounds or less of sulfur dioxide per million Btu upon combustion without the aid of sulfur reduction technology. Most of the Company's reserves are primarily suitable for the steam coal markets. However, a substantial portion of the coal reserves at Mingo Logan may also be used as a high-volatile, low-sulfur, metallurgical coal.

     The net book value, based on historical cost, of the Company's coal reserves at December 31, 1994, was $444 million, consisting of $16 million of prepaid royalties included in current assets, $59 million of prepaid royalties classified as an other asset, and $369 million net book value of coal lands and mineral rights. Of this carrying value, approximately $30 million is attributable to certain reserves which are not currently in production and for which there are no current plans for significant production. In addition, as of December 31, 1994, future royalty commitments relating to these properties were approximately $2 million. See Note 5 to the Company's Consolidated Financial Statements on Page 29 below and incorporated by reference in this Item 2.

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

ITEM 3. LEGAL PROCEEDINGS

     There is a pending suit in Circuit Court for Mingo County, West Virginia, filed September 3, 1993, by the administrator of the estate of a deceased employee of Mingo Logan. The employee died in an accident involving the longwall mining equipment at the Mountaineer Mine. The suit is based on product liability, breach of warranty, and negligence claims against Mingo Logan and other unrelated defendants, including the equipment manufacturer, and alleges compensatory and punitive damages of $45 million. The case is in discovery. Mingo Logan denies responsibility for the accident and the Company believes that the claim will not have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1994.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Company's executive officers, their ages and their positions and offices held during the last five years (Senior Vice Presidents are listed alphabetically):

          William C. Payne, 62, is Chairman of the Board of Directors, and President and Chief Executive Officer, and has served in such capacities since 1992 and 1987, respectively. He has served as a Director since 1987.

          C. Henry Besten, Jr., 47, is Senior Vice President, Marketing, and has served in this capacity since July 1990. From 1987 to 1990, he served as Administrative Vice President, Administration and Coal Resources.

          Marc R. Solochek, 48, is Senior Vice President and Chief Financial Officer and has served in these capacities since July 1990. From 1983 to 1990, he served as Administrative Vice President and Chief Financial Officer, and from 1983 to 1992, he served as Treasurer.

          Kenneth G. Woodring, 45, is Senior Vice President, Operations, and has served in this capacity since 1989.

          Roy F. Layman, 49, is Administrative Vice President, Law and Human Resources, and Secretary and has served in these capacities since April 1993. From 1987 to 1990, he served as Vice President, General Counsel and Secretary, and from July 1990 to April 1993, he served as Administrative Vice President, General Counsel, and Secretary.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed and traded on the New York Stock Exchange and also has unlisted trading privileges on the Chicago Stock Exchange (symbol: ACI).

     Information regarding the Company's Common Stock is shown in the following table.

                                                                       QUARTER ENDED
                                              ---------------------------------------------------------------
                                                          1994                              1993
                                              -----------------------------     -----------------------------
                                              3/31    6/30    9/30    12/31     3/31    6/30    9/30    12/31
                                              ----    ----    ----    -----     ----    ----    ----    -----
Dividend per common share...................  $.10    $.10    $.10    $.115     $.10    $.10    $.10    $.10
Market price per common share
  High......................................  31 1/4  28 3/4  30 1/8    31      27 3/4  25 7/8  31 1/2  31 3/4
  Low.......................................  27 3/8  22 1/2  26 3/4  27 3/4    24 1/2    22    23 1/2  27 1/8

     The Company paid its first quarterly dividend in the fourth quarter of 1988. The Company increased its dividend in the fourth quarter of 1989, the third quarter of 1990, and the fourth quarter of 1994. The Company expects to continue paying regular cash dividends, although there is no assurance as to the amount or payment of dividends in the future because they are dependent on the Company's future earnings, capital requirements, and financial condition. In addition, the payment of dividends is subject to the restriction described in
Note 7 to the Company's Consolidated Financial Statements below on Page 30.

     As of February 27, 1995, there were 678 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL INFORMATION

                                                      YEAR ENDED DECEMBER 31
       (In thousands except per share data)             1994        1993      1992(1)       1991      1990(2)
                                                      --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Revenues:
    Coal sales.....................................   $589,141    $484,390    $563,932    $430,301    $393,875
    Operating revenues.............................     21,003      13,952      15,792      13,688      13,481
                                                      --------    --------    --------    --------    --------
                                                       610,144     498,342     579,724     443,989     407,356
                                                      --------    --------    --------    --------    --------
Costs and expenses:
    Cost of coal sold..............................    510,125     446,754     478,286     353,990     336,556
    Operating expenses.............................     11,543      10,641      11,502      10,247       9,255
    Selling, general, and administrative
      expenses.....................................     33,756      35,790      31,959      23,374      20,704
                                                      --------    --------    --------    --------    --------
                                                       555,424     493,185     521,747     387,611     366,515
                                                      --------    --------    --------    --------    --------
  Operating income.................................     54,720       5,157      57,977      56,378      40,841
Other income (expense):
    Interest income................................        366       1,057       1,240         804         297
    Interest expense...............................    (22,238)    (25,342)    (21,781)     (9,862)    (10,048)
                                                      --------    --------    --------    --------    --------
    Income (loss) before income taxes and the
     cumulative effect of changes in accounting....     32,848     (19,128)     37,436      47,320      31,090
Income tax expense (benefit).......................        628     (64,502)      1,697       8,700       4,736
                                                      --------    --------    --------    --------    --------
Income before the cumulative effect of changes in
 accounting........................................     32,220      45,374      35,739      38,620      26,354
Cumulative effect of changes in accounting.........         --     (18,836)         --          --          --
                                                      --------    --------    --------    --------    --------
Net income.........................................   $ 32,220    $ 26,538    $ 35,739    $ 38,620    $ 26,354
                                                      =========   =========   =========   =========   =========
COMMON STOCK INFORMATION:
Earnings per share:
    Primary........................................   $   1.72    $   1.41(3) $   2.01    $   2.40    $   1.60
    Fully diluted..................................       1.68        1.34(3)     1.88        2.22        1.49
  Dividends declared per common share..............       .415         .40         .40         .40         .36
BALANCE SHEET DATA:
  Working capital..................................   $ 11,955    $  2,285    $ 37,566    $ 22,898    $ 23,213
  Total assets.....................................    838,392     835,991     993,332     546,835     478,732
  Long-term debt...................................    200,000     244,342     317,958     181,066     148,392
  Other long-term liabilities (excluding deferred
    taxes).........................................    120,362     109,416      54,039      24,355      21,335
  Preferred stock subject to redemption(4).........         --          --      34,021      32,741      31,509
  Stockholders' equity.............................    368,983     343,427     288,275     200,580     169,347
CASH FLOW DATA:
  Cash provided by operating activities............   $104,087    $ 74,170    $ 78,759    $ 88,198    $ 58,922
  Depreciation, depletion, and amortization........     71,795      71,248      67,001      37,169      29,399
  Purchases of property, plant, and equipment......     42,841      20,569      97,136     102,881      38,453

- ------------------------------

(1) Information for 1992 reflects the acquisition of Dal-Tex Coal Corporation on April 1, 1992.

(2) Information for 1990 reflects the acquisition of Mingo Logan Coal Company on January 24, 1990.

(3) Includes a charge of $1.44 on a primary basis and $1.34 on a fully diluted basis for the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective January 1, 1993. Also includes $0.37 on a primary basis and $0.34 on a fully diluted basis for the favorable cumulative effect of the adoption of SFAS No. 109, Accounting for Income Taxes, effective January 1, 1993.

(4) The right of the holder of Class C preferred stock to require Ashland Coal to repurchase that stock expired during 1993. Since the expiration of that right, the stock has been classified as an element of stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

1994 Compared to 1993

     The net income of Ashland Coal, Inc. (Ashland Coal or the Company) for the year ended December 31, 1994, was $32.2 million. In 1993, earnings were $45.4 million before adjustments for the cumulative effect of the changes in accounting required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. After the cumulative effect of those changes in accounting, net income for 1993 was $26.5 million.

     With the adoption of SFAS No. 106 effective January 1, 1993, Ashland Coal immediately recognized an accumulated postretirement benefit obligation of $40.9 million ($25.3 million net of tax), which decreased income by the same amount. The adoption of SFAS No. 109, effective the same date, required the adjustment of the carrying value of certain assets, which had been acquired in prior business combinations, to their pretax amounts. That adjustment increased income by $10.5 million ($6.5 million net of tax). The net-of-tax amounts are reflected in the consolidated income statement as the cumulative effect of changes in accounting.

     In addition to the accounting changes discussed above, three other factors significantly affected earnings during 1993. First, there was an income tax benefit of $50.2 million principally as a result of the Company's election to deduct for federal tax purposes the amortization of goodwill associated with the April 1992 acquisition of Dal-Tex Coal Corporation. This amortization was not previously deductible; however, the deduction is now permitted over 15 years as a result of the Omnibus Budget Reconciliation Act of 1993 (OBRA). The second factor was a charge of $9.9 million ($6.0 million after tax) to increase the valuation allowance for certain prepaid royalties. The mineral reserves represented by those royalties are not conducive to large-scale, low-cost mining, and, given the Company's current expectations for future market prices for coal, the Company now believes that the recoverability of those royalties is doubtful. Finally, the seven-month strike by the United Mine Workers of America
(UMWA) against Hobet Mining, Inc. and two subsidiaries of Dal-Tex adversely affected the operations of those companies and, therefore, consolidated net income.

     For the year ended December 31, 1994, coal sales volume of 20.2 million tons and coal sales revenue of $589.1 million were above 1993 levels by 4.2 million tons and $104.8 million, respectively. These increases were attributable to the effects of the UMWA strike during the last three quarters of 1993. The average selling price decreased $1.09 per ton from the 1993 level primarily because of lower prices on sales to two customers, including the Company's largest customer, whose contracts were renegotiated in 1993.

     The 1994 cost of coal sold decreased $2.64 per ton from the 1993 level, which was negatively affected by the UMWA strike and the $9.9 million charge relative to prepaid royalties. This decrease would have been greater except for the fact that the unit cost of coal sold in 1994 was adversely affected by unusually harsh winter weather in the first quarter and the aftereffects of the UMWA strike experienced early in the year.

     Operating revenues increased $7.1 million. This increase resulted largely from the following unusual transactions that occurred in 1994: compensation for an easement which rendered certain coal unminable, the sale of surplus mining equipment, proceeds from an insurance settlement, and recoveries from a contractor for business interruption losses related to the 1992 silo collapse and the 1993 silo failure at Mingo Logan Coal Company.

     A $2.0 million decrease in selling, general, and administrative expenses related primarily to a reduction in amortization of the carrying value of certain coal supply contracts that were renegotiated in 1993. Interest expense decreased $3.1 million, reflecting lower average debt levels in 1994.

     The effective tax rate for 1994 of 1.9% reflects an improvement in the Company's profitability. The effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion. The income tax benefit recorded for 1993 was primarily the result of OBRA coupled with a decrease in the Company's profitability as a result of the strike by the UMWA.

1993 Compared to 1992

     Ashland Coal's earnings for the year ended December 31, 1993, were $45.4 million before adjustments for the cumulative effect of the changes in accounting discussed above. This compares to net income of $35.7 million in 1992. After the cumulative effect of changes in accounting, net income for 1993 was $26.5 million. Exclusive of the cumulative effect of changes in accounting, the combined effect of the adoption of SFAS No. 106 and SFAS No. 109 on income before income taxes and net income for 1993 was a decrease of $8.6 million and $5.3 million, respectively. Earnings during 1993 were also affected by OBRA, the increase in the valuation allowance for prepaid royalties, and the UMWA strike, all discussed above.

     Coal sales volume of 16.0 million tons and coal sales revenue of $484.4 million declined from 1992's levels by 3.0 million tons and $79.5 million, respectively. The negative effects of the UMWA strike during the last three quarters of 1993 more than offset the positive effects on sales volume and revenue from the presence of Dal-Tex for the full year in 1993, as compared to nine months in 1992, and the positive effects of increased production from the Mountaineer longwall mine of Mingo Logan. The average selling price increased $.65 per ton in 1993 primarily because of strike-related higher selling prices in the spot market.

     The unit cost of coal sold increased $2.79 per ton in 1993 because of the effects of the UMWA strike, the charge relative to prepaid royalties, and the effects of the adoption of the new accounting standards. In addition, early in the year, Dal-Tex experienced a higher than normal level of equipment failures, and Mingo Logan's longwall mine operated in difficult mining conditions with resultant unfavorable costs.

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

     The income tax benefit recorded in 1993 was a result of OBRA and decreases in profitability coupled with higher percentage depletion relative to income. As noted above, the Company's effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion.

BALANCE SHEET

     The balance of trade accounts receivable at December 31, 1994, was $16.8 million higher than the balance at December 31, 1993. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at December 31, 1994, and December 31, 1993, reflect the levels of coal sales in December 1994 and December 1993, respectively. Coal sales in December 1993 were markedly lower because of the strike by the UMWA and its immediate aftereffects.

     Other receivables increased from $4.5 million at December 31, 1993, to $9.1 million at the end of 1994. This increase is primarily attributable to amounts due for business interruption losses related to the 1993 Mingo Logan silo failure and a compensation agreement for an easement which rendered certain coal unminable and to an increase in railroad freight contract revenues.

     Inventories at December 31, 1994, increased $7.9 million from the balance at December 31, 1993. This increase resulted principally from an intentional increase in coal inventory levels to improve operational flexibility, low levels at the end of 1993 resulting from the drawdown of coal stockpiles during the UMWA strike, and particularly high production by Mingo Logan in the closing months of 1994. At December 31, 1994 and 1993, inventory tonnage represented approximately six and four days of sales, respectively.

     The balance of accounts payable at December 31, 1994, was $8.7 million higher than at December 31, 1993. Purchases of goods and services were reduced during the strike, and deliveries of goods and services had not reached normal levels by the end of 1993.

OUTLOOK

     The Company expects improved earnings in 1995. The average cost of coal sold is projected to decline from the 1994 level primarily because of improved mining conditions at the surface mines, increased blending of surface-mined raw coal with high-quality deep-mined coal beginning in the first quarter, and other operational efficiencies. Those same factors will contribute to somewhat higher volumes. The improvement in cost, however, will be largely offset by a lower average selling price principally resulting from the expiration of a higher-priced contract at the end of 1994 and a scheduled price reduction on another contract effective the beginning of 1995. The adverse effect of the contract expiration will be mitigated by a reduction in selling expense related to that contract.

     The Company expects its effective tax rate for 1995 to be higher than the rate in 1994 because percentage depletion is expected to be lower relative to income in 1995. The Company's effective tax rate is sensitive to changes in profitability relative to the levels of percentage depletion. Ashland Coal anticipates that its effective tax rate for 1996 may be significantly higher than the rate for 1995. The Company currently expects that it may be unable to recognize the alternative minimum tax credits (AMT credits) generated during 1996. The Company has recognized the deferred tax benefit of all of its AMT credits generated through 1994 and expects to be able to recognize almost all of the AMT credits generated in 1995.

     Contracts with Cincinnati Gas & Electric Company are scheduled to expire at the end of 1995. Because these contracts are priced above current market prices, these expirations will have an adverse effect on the Company. However, because of steps being taken to reduce costs and increase production, the Company does not believe that these contract expirations will result in material adverse changes in the Company's 1996 results of operations when compared to anticipated 1995 results.

     Selling prices in the spot market stabilized in the second half of 1994 and under normal conditions would have been expected to remain near that level. However, the unseasonably mild weather experienced in the first part of this winter has weakened current demand and prices, and a continuation of mild weather could cause further short-term weakness. The Company believes that the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. It appears, however, that any further effects on spot market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply. The Company's exposure to spot market prices is limited in 1995 because of its present level of sales commitments.

     Ashland Coal's export sales volume will increase somewhat in 1995 as the result of a better balance of supply and demand worldwide. The Company expects its export sales to show gradual growth from current levels, but does not expect that such changes in export sales will have any significant effect on its results of operations. The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility and profit potential.

     The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at the Hobet 07 mine in Mingo and Logan Counties, West Virginia, commenced. As a consequence of these expected lower prices, it may be necessary, if costs at Hobet 07 are not reduced, for Hobet to suspend operations at such mine by the end of the decade.

     The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the UMWA employees of Hobet and of Dal-Tex's subsidiaries, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the Wage Agreement and the Memorandum, taken as a whole, will not have an adverse effect on costs.

     The Company continues to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for synergies or margin improvement. Such acquisitions, if they occur, may be in the central Appalachian coal fields, which is currently the Company's primary area of operations, or in coal fields in other regions of the United States. The Company is currently in discussions with Quaker Coal Company, Inc. concerning the possible purchase of that company's Kentucky operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

                     (In thousands)                           1994         1993          1992
                                                           ---------    ----------    ----------
Cash provided by (used in)
  Operating activities
     Before changes in operating assets and
       liabilities.......................................   $111,867     $  74,165     $ 113,807
     Changes in operating assets and liabilities.........     (7,780)            5       (35,048)
                                                            --------     ---------     ---------
                                                             104,087        74,170        78,759
  Investing activities...................................    (59,051)       35,654      (330,783)
  Financing activities...................................    (44,472)     (146,877)      281,419
                                                            --------     ---------     ---------
Increase (decrease) in cash and cash equivalents.........   $    564     $ (37,053)    $  29,395
                                                            ========     =========     =========

     Cash provided by operating activities before changes in operating assets and liabilities increased in 1994 from 1993 and decreased in 1993 from 1992 primarily because of reduced sales volume during 1993 resulting from the strike by the UMWA. Cash used for changes in operating assets and liabilities in 1994 reflects growth in accounts receivable balances and inventories, partially offset by growth in the balances of accounts payable, accrued expenses, and income taxes payable. In 1993, reduced accounts receivable balances, partially offset by reductions in the balances of accounts payable, accrued expenses, and income taxes payable, accounted for most of the reduction in operating assets and liabilities from 1992. All of these changes in 1994 and 1993 were outgrowths of the UMWA strike. Cash used in 1992 for changes in operating assets and liabilities reflects higher accounts receivable balances, primarily related to the acquisition of Dal-Tex and the expansion of operations at Mingo Logan, and higher expenditures for prepaid royalties, primarily because of required payments under a lease held by Dal-Tex.

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

     Dividend payments and payments on borrowings constitute the cash used in financing activities during 1994. Cash used in financing activities in 1993 chiefly represents payments of $141.4 million on borrowings from cash provided by the sale and leaseback of mining equipment, the liquidation of cash equivalents, and cash provided by operating activities. Cash provided by financing activities during 1992 represents the proceeds of borrowings and the sale of common stock for the purpose of funding the Dal-Tex acquisition and for capital expenditures not funded by cash provided by operating activities.

     The Company's capital expenditures during 1994 were $42.8 million, which is $22.3 million higher than in 1993. During 1993, the Company deferred capital expenditures to the extent possible in order to improve liquidity in anticipation of and during the UMWA strike and in the event that the Company was required to purchase its convertible Class C preferred stock, or both. Ashland Coal estimates that during 1995 capital expenditures will be approximately $69 million.

     On January 29, 1993, mining equipment valued at approximately $64 million being used by Dal-Tex and Hobet was sold and leased back under an operating lease which expires on January 29, 1996. Upon expiration of the lease, the equipment may be purchased for approximately $43 million. The Company is, however, currently discussing with the lessor a two-year extension of this lease.

     In November 1994, Ashland Coal amended and restated its revolving credit agreement with a group of banks to provide for borrowings of up to $500 million until the agreement's termination in 1999. At December 31, 1994, the Company had $25 million borrowed under this agreement. The Company also has $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1994, there were $237.9 million of such agreements in effect with $43.9 million of indebtedness under these agreements. The Company expects to repay $38 million and refinance the remaining $5.9 million of indebtedness under these lines of credit during 1995.

     The Company expects 1995 cash flow provided by operating activities to be higher than the 1994 level as a result of increased sales stemming from higher production volumes at Hobet and Dal-Tex. Ashland Coal believes that 1995 cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to make discretionary repayments of indebtedness under the revolving credit agreement, and to pay scheduled debt maturities and other commitments when due.

CONTINGENCIES

     Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.2 million and $2.5 million at December 31, 1994 and 1993, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $43.0 million. At December 31, 1994 and 1993, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $7.7 million and $4.7 million, respectively.

     Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.9 million (included in other long-term liabilities) and believes that probable insurance recoveries of $2.3 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $6.8 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

CERTAIN RISK FACTORS

     Credit risk--Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As a group, electric utilities are stable, well capitalized entities with favorable credit ratings. Credit is extended based on an evaluation of each customer's financial condition, and collateral is not generally required. Credit losses have consistently been minimal.

     Price risk--Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement, or any successor agreement. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related.

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

     Although the Company cannot predict changes in its costs of production and coal prices with certainty, Ashland Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its long-term contracts will largely offset changes in the costs of providing coal under those contracts. Further, because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to limit its exposure to depressed spot market prices which result from industry overcapacity by entering into long-term coal supply agreements, which ordinarily provide for prices in excess of spot market prices. In the event of a disruption of supply, the Company might, depending on the level of its sales commitments, benefit from higher spot prices if its own mines were not affected by the disruption.

     Interest rate risk--Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also rise. For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.5 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and may from time to time utilize certain types of derivative securities to manage its interest rate risk. Either extending the term of short-term borrowings at fixed rates or the use of derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. The Company is not currently using derivatives to manage its interest rate risk.

RECURRING FACTORS AFFECTING RESULTS OF OPERATIONS

     The Company's customers frequently combine nuclear, natural gas, and other energy sources in their generating operations, and accordingly their demand for coal varies depending on price and transportation, regulatory, and other factors. Most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, usually by not more than 15%, the quantity of coal purchased under the contract in a particular year. In addition, some contracts contain "reopener" provisions that require the parties to reach new agreements regarding price in order to maintain the contract, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions.

     The Company's coal production is subject to a variety of operational, geologic, and weather-related factors that routinely cause production to fluctuate. Operational factors include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine--called a panel--are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Geologic conditions within mines are not uniform. Overburden ratios at the surface mines vary, as do roof and floor conditions and seam thickness in the longwall mine. These variations can be either positive or negative for production. Weather conditions can also have a significant effect on the Company's production, depending on the severity and duration of the condition. For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites. Any event disrupting production at Mingo Logan for a prolonged period would have a significant adverse effect on the Company's results of operations because of the high volume of coal produced by Mingo Logan and the relatively high contribution to operating income by the sale of each ton of that coal.

     Hobet and subsidiaries of Dal-Tex are parties to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at the operations of Hobet and Dal-Tex, and have caused disruptions at their mines. Any future strike or work stoppage that affects both Hobet and the subsidiaries of Dal-Tex for a prolonged period would have a significant adverse effect on the Company's results of operations.

     The labor forces at Mingo Logan and its Mountaineer Mining Company and Bearco divisions are not currently unionized. However, in a recent National Labor Relations Board (NLRB) proceeding, Mingo Logan and certain other employers with whom Mingo Logan contracts for construction and mining services were determined to be joint employers by the Acting Regional Director for NLRB Region
9. As a consequence of this ruling, the bargaining unit at Mingo Logan's Mountaineer Mine for purposes of collective bargaining has been determined to be comprised of employees of Mingo Logan and its contractors, and these employees voted together on January 19, 1995, on the question of whether or not to be represented by the UMWA. The result of this vote, which was required by the NLRB decision, is not yet known as the ballots have been sealed pending appeal of the initial determination concerning the appropriate bargaining unit. Mingo Logan has appealed the decision of the Acting Regional Director to the NLRB, and Mingo Logan expects to prevail in its appeal. If Mingo Logan does prevail on appeal, the January 19, 1995, representation election results will be invalidated.

     Any one or a combination of changing demand, fluctuating selling prices, routine operational, geologic, and weather-related factors, or labor disruptions may occur at times or in a manner that causes results of operations to deviate from expectations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   20
Audited Consolidated Financial Statements
Consolidated Statements of Income--Years ended December 31, 1994, 1993 and 1992.......   21
Consolidated Balance Sheets--December 31, 1994 and 1993...............................   22
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1994, 1993
  and 1992............................................................................   23
Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1993 and 1992...   24
Notes to Consolidated Financial Statements............................................   25

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ashland Coal, Inc.

     We have audited the accompanying consolidated balance sheets of Ashland Coal, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Coal, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and for postretirement benefits other than pensions.

                                                           /s/ ERNST & YOUNG LLP

Louisville, Kentucky
January 23, 1995

CONSOLIDATED STATEMENTS OF INCOME

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31
         (In thousands except earnings per share)               1994         1993         1992
                                                              --------     --------     --------
REVENUES:
  Coal sales...............................................   $589,141     $484,390     $563,932
  Operating revenues.......................................     21,003       13,952       15,792
                                                              --------     --------     --------
                                                               610,144      498,342      579,724
COSTS AND EXPENSES:
  Cost of coal sold........................................    510,125      446,754      478,286
  Operating expenses.......................................     11,543       10,641       11,502
  Selling, general, and administrative expenses............     33,756       35,790       31,959
                                                              --------     --------     --------
                                                               555,424      493,185      521,747
                                                              --------     --------     --------
Operating income...........................................     54,720        5,157       57,977
OTHER INCOME (EXPENSE):
  Interest income..........................................        366        1,057        1,240
  Interest expense.........................................    (22,238)     (25,342)     (21,781)
                                                              --------     --------     --------
Income (loss) before income taxes and the cumulative effect
 of changes in accounting..................................     32,848      (19,128)      37,436
Income tax expense (benefit)...............................        628      (64,502)       1,697
                                                              --------     --------     --------
Income before the cumulative effect of changes in
  accounting...............................................     32,220       45,374       35,739
Cumulative effect of changes in accounting.................         --      (18,836)          --
                                                              --------     --------     --------
NET INCOME.................................................     32,220       26,538       35,739
Less:
  Preferred stock dividends................................      2,603        2,660        2,435
  Accretion on preferred stock subject to redemption.......         --          770        1,280
                                                              --------     --------     --------
Income applicable to common stock..........................   $ 29,617     $ 23,108     $ 32,024
                                                              ========     ========     ========
EARNINGS PER COMMON SHARE:
Primary:
  Earnings before cumulative effect adjustments............   $   1.72     $   2.48     $   2.01
  Cumulative effect adjustments............................         --        (1.07)          --
                                                              --------     --------     --------
  Net income...............................................   $   1.72     $   1.41     $   2.01
                                                              ========     ========     ========
Fully diluted:
  Earnings before cumulative effect adjustments............   $   1.68     $   2.34     $   1.88
  Cumulative effect adjustments............................         --        (1.00)          --
                                                              --------     --------     --------
  Net income...............................................   $   1.68     $   1.34     $   1.88
                                                              ========     ========     ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                              DECEMBER 31
                            (In thousands)                                 1994         1993
                                                                         --------     --------
ASSETS
  Current assets:
     Cash and cash equivalents........................................   $  1,120     $    556
     Trade accounts receivable........................................     62,362       45,513
     Other receivables................................................      9,124        4,467
     Inventories......................................................     30,211       22,304
     Prepaid royalties................................................     15,568       15,098
     Deferred income taxes............................................      3,158        2,116
     Other............................................................      4,020        4,829
                                                                         --------     --------
     Total current assets.............................................    125,563       94,883
  Other assets:
     Prepaid royalties................................................     58,779       53,557
     Coal supply agreements...........................................     35,527       47,032
     Other............................................................     25,108       29,328
                                                                         --------     --------
     Total other assets...............................................    119,414      129,917
  Property, plant, and equipment, net.................................    593,415      611,191
                                                                         --------     --------
     Total assets.....................................................   $838,392     $835,991
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable.................................................   $ 35,988     $ 27,302
     Accrued expenses.................................................     33,657       28,036
     Current portion of debt..........................................     43,963       37,260
                                                                         --------     --------
     Total current liabilities........................................    113,608       92,598
  Long-term debt......................................................    200,000      244,342
  Accrued postretirement benefits.....................................     75,196       67,845
  Other long-term liabilities.........................................     45,166       41,571
  Deferred income taxes...............................................     32,388       42,584
  Deferred gain on sale and leaseback of assets.......................      3,051        3,624
  Stockholders' equity:
     Convertible preferred stock......................................     67,841       67,841
     Common stock, $.01 par value, 44,000,000 shares authorized,
     13,722,984 and 13,658,504 shares issued and outstanding in 1994
     and 1993.........................................................        137          136
     Paid-in capital..................................................    108,711      107,087
     Retained earnings................................................    192,294      168,363
                                                                         --------     --------
     Total stockholders' equity.......................................    368,983      343,427
                                                                         --------     --------
     Total liabilities and stockholders' equity.......................   $838,392     $835,991
                                                                         ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

ASHLAND COAL, INC. AND SUBSIDIARIES

Three years ended December 31, 1994

                                                   CONVERTIBLE
                                                    PREFERRED     COMMON    PAID-IN     RETAINED
                                                      STOCK       STOCK     CAPITAL     EARNINGS      TOTAL
                                                   -----------    ------    --------    ---------    --------
                                                   (In thousands)
Balance at January 1, 1992......................     $33,050       $116     $ 43,523    $123,891     $200,580
  Net income....................................                                          35,739       35,739
  Cash dividends paid:
    Common - $.40 per share.....................                                          (5,224)      (5,224)
    Preferred - $9,738 (including $4,200
     preference dividend) per share.............                                          (2,435)      (2,435)
  Accretion on preferred stock subject to
    redemption..................................                                          (1,280)      (1,280)
  Issuance of 1,950,000 shares of common stock,
   net of $1,739,000 underwriting and stock
   issuance expenses............................                     20       60,290                   60,310
  Issuance of 25,700 shares of common stock
   under stock incentive plan...................                                 585                      585
                                                   -----------    ------    --------    ---------    --------
Balance at December 31, 1992....................      33,050        136      104,398     150,691      288,275
  Net income....................................                                          26,538       26,538
  Cash dividends paid:
    Common - $.40 per share.....................                                          (5,436)      (5,436)
    Preferred - $10,638 (including $4,200
     preference dividend) per share.............                                          (2,660)      (2,660)
  Accretion on preferred stock subject to
    redemption..................................                                            (770)        (770)
  Reclassification of Class C preferred stock no
   longer subject to redemption.................      34,791                                           34,791
  Issuance of 76,533 shares of common stock
   under dividend reinvestment and stock
   purchase plan................................                               2,123                    2,123
  Issuance of 28,725 shares of common stock
   under stock incentive plan...................                                 566                      566
                                                   -----------    ------    --------   ---------     --------
Balance at December 31, 1993....................      67,841        136      107,087     168,363      343,427
  Net income....................................                                          32,220       32,220
  Cash dividends paid:
    Common - $.415 per share....................                                          (5,686)      (5,686)
    Preferred - $10,414 (including $2,800
     preference dividend) per share.............                                          (2,603)      (2,603)
  Issuance of 35,655 shares of common stock
   under dividend reinvestment and stock
   purchase plan................................                      1          980                      981
  Issuance of 28,825 shares of common stock
   under stock incentive plan...................                                 644                      644
                                                   -----------    ------    --------   --------      --------
Balance at December 31, 1994....................     $67,841       $137     $108,711   $192,294      $368,983
                                                   =========      ======   =========  =========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
(In thousands)                                              1994           1993           1992
                                                         -----------    -----------    -----------
OPERATING ACTIVITIES
  Net income..........................................   $    32,220    $    26,538    $    35,739
  Adjustments to reconcile to cash provided by
   operating activities:
     Depreciation, depletion, and amortization........        71,795         71,248         67,001
     Prepaid royalties expensed.......................        19,868         26,299         20,860
     Loss on notes receivable.........................            --             --            590
     Deferred income taxes............................       (11,238)       (69,166)       (11,132)
     (Gain) loss on disposition of assets.............        (1,214)           (43)            39
     Cumulative effect of changes in accounting.......            --         18,836             --
     Partnership costs in excess of cash advances.....           436            453            710
     Changes in operating assets and liabilities, net
        of effects of acquisition of subsidiary:
          Trade accounts receivable...................       (16,849)        21,315        (23,358)
          Other receivables...........................        (4,657)         3,954           (622)
          Inventories.................................        (7,907)         2,154          5,197
          Prepaid royalties...........................        (5,070)       (16,967)       (21,145)
          Other current assets........................        (1,522)        (1,921)            28
          Other assets................................         2,518         (6,764)         1,594
          Accounts payable and accrued expenses.......        12,816         (7,688)        (1,004)
          Income taxes................................         2,381         (8,146)         2,855
          Accrued postretirement benefits.............         7,351          6,746            938
          Other long-term liabilities.................         3,159          7,322            469
                                                         -----------    -----------    -----------
  Cash provided by operating activities...............       104,087         74,170         78,759
INVESTING ACTIVITIES
  Property, plant, and equipment:
       Purchases......................................       (42,841)       (20,569)       (97,136)
       Proceeds from sales............................         4,280            709          1,075
  Proceeds from sale and leaseback of equipment.......            --         64,182             --
  Acquisition of subsidiary, net of cash acquired.....            --             --       (229,212)
  Advances on prepaid royalties.......................       (20,490)        (8,668)        (5,510)
                                                         -----------    -----------    -----------
  Cash provided by (used in) investing activities.....       (59,051)        35,654       (330,783)
FINANCING ACTIVITIES
  Proceeds from borrowings............................     1,315,931      1,023,648      1,726,148
  Payments on borrowings..............................    (1,353,570)    (1,165,029)    (1,485,328)
  Dividends paid......................................        (8,289)        (8,096)        (7,659)
  Proceeds from sale of common stock..................         1,456          2,600         48,258
                                                         -----------    -----------    -----------
  Cash provided by (used in) financing activities.....       (44,472)      (146,877)       281,419
                                                         -----------    -----------    -----------
  Increase (decrease) in cash and cash equivalents....           564        (37,053)        29,395
  Balance at beginning of year........................           556         37,609          8,214
                                                         -----------    -----------    -----------
  Cash and cash equivalents at end of year............   $     1,120    $       556    $    37,609
                                                         ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes, net of
     refunds..........................................   $     9,218    $    12,810    $     9,974
  Cash paid during the year for interest, net of
   amounts capitalized................................   $    22,126    $    25,411    $    22,521

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASHLAND COAL, INC. AND SUBSIDIARIES

December 31, 1994

1. ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Ashland Coal, Inc. and its subsidiaries (the Company or Ashland Coal), which operate in the coal mining industry. All subsidiaries are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

     Ashland Coal's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in costs and expenses in the consolidated statements of income.

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

Inventories

     Inventories at December 31, 1994 and 1993, are comprised of the following:

                             (In thousands)                                 1994        1993
                                                                           -------     -------
Coal....................................................................   $14,198     $ 6,884
Supplies................................................................    16,013      15,420
                                                                           -------     -------
                                                                           $30,211     $22,304
                                                                           =======     =======

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

     Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is offset against earned royalties and is included in the cost of coal mined. The Company provides a valuation allowance for royalties estimated to be nonrecoupable. The valuation allowance for prepaid royalties was $21,884,000 and $22,062,000 at December 31, 1994 and 1993, respectively.

Coal Supply Agreements

     Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized to selling expense on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $32,775,000 and $44,882,000 at December 31, 1994 and 1993, respectively.

Exploration and Development Costs

     Coal exploration costs are expensed as incurred. Development costs, which are recoverable, are capitalized and amortized by the units-of-production method over the estimated recoverable reserves.

Depreciation

     Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.

Asset Impairment

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced by the estimated shortfall of cash flows.

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

Other

     Cash equivalents (none at December 31, 1994 and 1993) represent highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are recorded at cost, plus accrued interest, which approximates market.

     Interest costs on borrowed funds are capitalized for significant asset construction projects. Capitalized interest costs were $176,000 in 1994 and $4,911,000 in 1992. No interest was capitalized in 1993.

2. RELATED PARTIES

     The financial statements include transactions with Ashland Inc. (Ashland), Saarbergwerke AG (Saarberg), and Carboex International, Ltd. (Carboex) and their affiliates. Ashland owns 7,099,871 shares of the issued and outstanding common stock and the issued and outstanding convertible Class B preferred stock, and Carboex owns the issued and outstanding convertible Class C preferred stock. Saarberg owns 52,216 shares of Ashland Coal's common stock. Prior to February 8, 1995, Saarberg also owned the issued and outstanding convertible Class B preferred stock. On February 8, 1995, Ashland purchased Saarberg's Class B preferred stock for $110,076,000. Ashland now has approximately 54% of the voting power of Ashland Coal in matters other than the election of directors and will be able to elect six members of the 10-member Board of Directors.

     Revenues include sales of coal to Saarberg and miscellaneous items of income resulting from transactions with Ashland. In addition, Ashland Coal receives certain services from and provides certain services to Ashland for which fees are charged between the companies. Ashland Coal purchases fuel, oil, and other products from Ashland for use in its mining operations.

     Saarberg and Carboex are the Company's exclusive agents for the purpose of selling metallurgical coal to the steel industry in Europe. Under the terms of the agreement, Ashland Coal pays a 2% commission on all such sales.

Transactions with related parties are summarized below.

                           (In thousands)                               1994      1993      1992
                                                                       ------    ------    ------
Revenues:
  Saarberg..........................................................   $4,124    $1,408    $   --
  Ashland and affiliates............................................        1         1        --
Service fees:
  Charges from Ashland..............................................      392       423       338
  Charges to Ashland................................................        1         1         1
Commissions paid on European sales of metallurgical coal:
  Carboex...........................................................      108       135        --
  Saarberg and affiliates...........................................      108       135        --
Commissions paid to Saarberg and affiliates on certain export sales of
  steam coal........................................................       --        13       117
Purchases of fuel, oil, and other products from Ashland.............    5,881     4,205     7,174

     Management believes that charges between Ashland Coal and Ashland for services were reasonable and that the other transactions summarized above were concluded on terms equivalent to those prevailing among unaffiliated parties.

3. DOMINION TERMINAL ASSOCIATES

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

     Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $6,933,000 and $6,497,000 at December 31, 1994 and 1993, respectively (included in other long-term liabilities). Costs and cash advances for the last three years follow:

                           (In thousands)                               1994      1993      1992
                                                                       ------    ------    ------
Operating and debt service costs charged to costs and expenses......   $3,316    $3,158    $3,849
Cash advances.......................................................    2,880     2,705     3,139

     Future payments for fixed operating costs and debt service are estimated to approximate $3,000,000 annually through 2015 and $26,000,000 in 2016.

4. TAXES

     Significant components of the provision for income tax expense (benefit) are as follows:

                        (In thousands)                             1994        1993        1992
                                                                  -------    --------    --------
Current:
  Federal......................................................   $11,037    $  4,805    $ 12,057
  State........................................................       829        (141)        772
                                                                  -------    --------    --------
     Total current.............................................    11,866       4,664      12,829
                                                                  -------    --------    --------
Deferred:
  Federal......................................................   (10,253)    (62,068)    (10,526)
  State........................................................      (985)     (7,098)       (606)
                                                                  -------    --------    --------
     Total deferred............................................   (11,238)    (69,166)    (11,132)
                                                                  -------    --------    --------
                                                                  $   628    $(64,502)   $  1,697
                                                                  =======    ========    ========

     A reconciliation of the normal statutory federal income tax on Ashland Coal's pretax income with the Company's actual income tax expense (benefit) follows:

                        (In thousands)                             1994        1993        1992
                                                                  -------    --------    --------
Income tax expense (benefit) at U.S. statutory rate............   $11,497    $ (6,504)   $ 12,728
Increase (decrease) in taxes resulting from:
  Percentage depletion allowance...............................   (10,685)     (7,038)    (11,200)
  State income taxes, net of effect of federal taxes...........       539         (93)        509
  Nontaxable income and nondeductible expenses.................       (53)       (172)       (368)
  Effect of enacted tax law changes............................        --     (50,231)         --
  Other items..................................................      (670)       (464)         28
                                                                  -------    --------    --------
                                                                  $   628    $(64,502)   $  1,697
                                                                  =======    ========    ========

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

     Significant components of the Company's deferred tax liabilities and assets at December 31, 1994 and 1993, that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

                             (In thousands)                                  1994        1993
                                                                           --------    --------
Deferred tax liabilities:
  Acquisition costs allocated to mineral reserves.......................   $ 91,842    $ 95,316
  Property, plant, and equipment, principally due to differences in
   lives and methods of depreciation, depletion, and amortization.......     28,385      29,034
  Prepaid royalties capitalized for financial reporting purposes........     18,819      18,055
  Acquisition costs allocated to coal supply agreements.................      3,834       7,439
  Other.................................................................      3,020       3,035
                                                                           --------    --------
     Total deferred tax liabilities.....................................    145,900     152,879
                                                                           --------    --------
Deferred tax assets:
  Goodwill for tax purposes.............................................     40,932      43,774
  Postretirement benefits other than pensions...........................     29,919      27,260
  Alternative minimum tax credit carryforward...........................     25,287      20,121
  Costs not deductible until paid or realized...........................     15,779      13,318
  Net operating loss carryforwards......................................        499       3,584
  Deferred gains not deferred for tax purposes..........................      1,933       2,080
  Other.................................................................      2,321       2,274
                                                                           --------    --------
     Total deferred tax assets..........................................    116,670     112,411
                                                                           --------    --------
       Net deferred tax liability.......................................     29,230      40,468
     Less current asset.................................................     (3,158)     (2,116)
                                                                           --------    --------
       Long-term deferred tax liability.................................   $ 32,388    $ 42,584
                                                                           ========    ========

     At December 31, 1994, the Company had $515,000 of federal net operating loss carryforwards, which expire in 2004, and $5,954,000 of state net operating loss carryforwards, which expire from 2002 through 2008, which may be applied against future taxable income.

5. PREPAID ROYALTIES

     Ashland Coal has entered into various noncancellable royalty lease agreements under which future minimum payments are approximately $25,000,000 annually in 1995 and 1996, $23,000,000 in 1997 through 1999, and $234,000,000 in the aggregate thereafter.

     Coal lands and mineral rights with a carrying value of $3,066,000, prepaid royalties with a carrying value of $26,484,000 (net of the valuation allowance), and future royalty commitments of $1,701,000 at December 31, 1994, represent amounts attributable to coal properties for which there are no immediate plans for significant production. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of Ashland Coal's investment.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1994 and 1993, consists of the following:

                            (In thousands)                                 1994         1993
                                                                         --------     --------
Land..................................................................   $  5,393     $  5,254
Coal lands and mineral rights.........................................    457,971      456,898
Buildings and improvements............................................     34,881       27,998
Equipment and processing facilities...................................    340,035      330,671
Other.................................................................      6,607        5,688
Construction in progress..............................................     13,251        2,580
                                                                         --------     --------
                                                                          858,138      829,089
Less accumulated depreciation, depletion, and amortization............    264,723      217,898
                                                                         --------     --------
                                                                         $593,415     $611,191
                                                                         ========     ========

7. DEBT AND FINANCING ARRANGEMENTS

     Debt at December 31, 1994 and 1993, consists of the following:

                            (In thousands)                                 1994         1993
                                                                         --------     --------
9.78% senior unsecured notes, payable in four equal annual
 installments
 beginning September 15, 1997.........................................   $100,000     $100,000
9.66% senior unsecured notes, payable in six equal annual installments
 beginning May 15, 2001...............................................     52,900       52,900
8.92% senior unsecured notes, due May 15, 1996........................     22,100       22,100
Indebtedness to banks under revolving credit agreement (rate
 at December 31, 1994--6.51%; 1993--3.62%)............................     25,000       50,000
Indebtedness to banks under lines of credit (weighted average rate
 at December 31, 1994--6.74%; 1993--3.60%)............................     43,858       56,332
Other.................................................................        105          270
                                                                         --------     --------
                                                                          243,963      281,602
Less current portion..................................................     43,963       37,260
                                                                         --------     --------
Long-term debt........................................................   $200,000     $244,342
                                                                         ========     ========

     Ashland Coal has a revolving credit agreement, which terminates in 1999, with a group of banks providing for borrowings of up to $500,000,000. The rate of interest on borrowings under this agreement is, at Ashland Coal's option, a money market rate determined by a competitive bid process, the National Westminster Bank PLC reference rate, a rate based on LIBOR, or a rate based on an average market certificate of deposit rate. The provisions of the revolving credit agreement require a facility fee, which is currently computed at the rate of 0.225% per annum on the amount of the commitment. The rate used to compute the facility fee is redetermined quarterly based upon the Company's ratio of debt to equity and may vary from 0.15% to 0.35% per annum. Amounts borrowed under the revolving credit agreement are classified as long-term as the Company has the intent and ability to maintain these borrowings on a long-term basis.

     Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1994, there were $237,900,000 of such agreements in effect.

     Aggregate maturities of debt at December 31, 1994, are $43,963,000 in 1995, $47,100,000 in 1996, $25,000,000 in each of 1997, 1998, and 1999, and
$77,900,000 thereafter. Included in these maturities are discretionary prepayments of $25,000,000 in 1996.

     The credit agreements contain, among other covenants, provisions setting forth certain requirements for current ratio and consolidated net worth and restrictions on the payment of dividends and the creation of additional debt. At December 31, 1994, retained earnings of $54,467,000 were available for dividends.

8. ACCRUED BLACK LUNG BENEFITS

     Ashland Coal is liable under the federal Mine Safety and Health Act of 1977, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. Ashland Coal is also liable under various states' statutes for black lung benefits. Ashland Coal currently provides for federal and state claims principally through a self-insurance program. Charges are being made to current operations in amounts sufficient to amortize the actuarially computed liability for black lung benefits over 5 to 22 years at an assumed 8% after-tax investment return. The accrual for black lung benefits (included in other long-term liabilities) was $14,890,000 and $14,430,000 at December 31, 1994 and 1993, respectively.

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

     The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2,227,000 and $2,500,000 at December 31, 1994 and 1993, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $43,000,000. At December 31, 1994 and 1993, the accrual, which is included in other long-term liabilities and in accrued expenses, for closing costs was $7,653,000 and $4,692,000, respectively.

10. ACCRUED EXPENSES

     Accrued expenses at December 31, 1994 and 1993, are comprised of the following:

                             (In thousands)                                 1994        1993
                                                                           -------     -------
Accrued compensation....................................................   $15,233     $13,181
Accrued taxes...........................................................    10,214       6,614
Accrued interest........................................................     4,204       4,091
Accrued reclamation and mine closing costs..............................       850       1,590
Other...................................................................     3,156       2,560
                                                                           -------     -------
                                                                           $33,657     $28,036
                                                                           =======     =======

11. CAPITAL STOCK

     Convertible preferred stock consists of the following:

(In thousands)

Class A, $100 par value, 500 shares authorized, none outstanding...................   $    --
Class B, $100 par value, 250 shares authorized, 150 shares issued and
  outstanding......................................................................    33,050
Class C, $100 par value, 250 shares authorized, 100 shares issued and
  outstanding......................................................................    34,791
                                                                                      -------
                                                                                      $67,841
                                                                                      =======

     Holders of shares of Class A, B, and C preferred stock are entitled to receive dividends at such times and in such amounts as shall be equal to the dividends payable on the number of shares of common stock into which each such share of preferred stock is convertible. In addition, holders of Class B and C preferred stock are entitled to receive cumulative dividends in preference to common stock. Such preference dividend is currently $2,800 per share per annum, decreases to $1,400 per share per annum in 1999, and will be zero after 2003.

     Each share of Class A preferred stock (if issued) is convertible into 13,846 shares of common stock.

     Each share of Class B and C preferred stock is convertible into shares of common stock as follows:

Through August 17, 1998......................................................    18,346 shares
August 18, 1998--August 17, 2003.............................................    19,596 shares
Thereafter...................................................................    20,846 shares

     Holders of Class B and C preferred stock, voting cumulatively and together as a class, have the right to elect one director for each 63 shares of such Class B and C preferred stock held by them, up to a maximum of three directors.

     Ashland Coal and Carboex entered into a put agreement in 1988 granting to Carboex the right to require Ashland Coal to purchase its 100 shares of Class C preferred stock for $37,500,000 to be paid over two years. Carboex could have exercised its right during the thirty day period beginning August 18, 1993, but did not do so. These securities were recorded at their fair market value at date of issue, and the carrying value was increased to the 1993 present value of the redemption amount by periodic charges to retained earnings ($770,000 in 1993 and $1,280,000 in 1992). After the expiration of the put agreement, the Class C preferred stock was reclassified as an element of stockholders' equity.

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

     Computations of earnings per share, using the "two class" method, are as follows:

          (In thousands except earnings per share)               1994         1993        1992
                                                                -------     --------     -------
Income before the cumulative effect of changes in
  accounting.................................................   $32,220      $45,374     $35,739
Less: Common stock dividends.................................     5,686        5,436       5,224
      Preferred stock dividends..............................     2,603        2,529       2,435
      Accretion of discount on preferred stock...............        --          770       1,280
                                                                -------     --------     -------
Undistributed earnings less accretion before cumulative
 effect adjustments..........................................    23,931       36,639      26,800
Cumulative effect of changes in accounting...................        --      (18,836)         --
                                                                -------     --------     -------
Undistributed earnings less accretion........................   $23,931      $17,803     $26,800
                                                                =======     ========     =======
Earnings per common share:
  Primary:
     Undistributed earnings less accretion before cumulative
      effect adjustments.....................................   $  1.30      $  2.08     $  1.61
     Dividends (except preference dividends).................       .42          .40         .40
                                                                -------     --------     -------
     Earnings before cumulative effect adjustments...........      1.72         2.48        2.01
     Cumulative effect adjustments...........................        --        (1.07)         --
                                                                -------     --------     -------
     Net income..............................................   $  1.72      $  1.41     $  2.01
                                                                =======     ========     =======
  Fully diluted:
     Undistributed earnings less accretion before cumulative
      effect adjustments.....................................   $  1.26      $  1.94     $  1.48
     Dividends (except preference dividends).................       .42          .40         .40
                                                                -------     --------     -------
     Earnings before cumulative effect adjustments...........      1.68         2.34        1.88
     Cumulative effect adjustments...........................        --        (1.00)         --
                                                                -------     --------     -------
     Net income..............................................   $  1.68      $  1.34     $  1.88
                                                                =======     ========     =======

     Weighted average shares for computing earnings per share were as follows:

                       (In thousands)                            1994         1993        1992
                                                                -------     --------     -------
Primary......................................................    18,338       17,579      16,668
Fully diluted................................................    18,965       18,924      18,115

13. STOCK INCENTIVE PLAN

     On August 8, 1988, the stockholders approved a stock incentive plan reserving 750,000 shares of Ashland Coal common stock for awards to officers and key employees. The plan provides for the granting of incentive stock options (qualified stock options), nonqualified stock options, stock appreciation rights
(SARs) and restricted stock awards. Stock options generally become exercisable in full or in part one year from date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to surrender stock options and receive cash or stock in an amount equal to the excess of the market value of the optioned shares over their option price. Unexercised options and any accompanying SARs lapse 10 years after the date of grant. Restricted stock awards may entitle employees to purchase shares at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. As of December 31, 1994, no SARs or restricted stock awards have been granted.

     Information regarding this plan follows:

                                        1994                1993                1992
                                  -----------------   -----------------   -----------------
                                           WEIGHTED            WEIGHTED            WEIGHTED
 (In thousands except per share   COMMON   AVERAGE    COMMON   AVERAGE    COMMON   AVERAGE
             data)                SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                  ------   --------   ------   --------   ------   --------
Options outstanding at January
  1.............................    468     $21.75      432     $20.91      398     $17.99
     Granted....................     96      28.45       96      25.50       75      34.38
     Exercised..................    (29)     16.49      (29)     16.61      (26)     15.44
     Cancelled..................    (21)     23.29      (31)     26.37      (15)     20.38
                                  ------              ------              ------
Options outstanding at December
  31............................    514      23.23      468      21.75      432      20.91
                                  ========            ========            ========
Options exercisable at December
  31............................    351                 284                 204
Options available for grant at
  December 31...................     95                 170                 235

14. EMPLOYEE BENEFIT PLANS

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

     The net pension expense of the plan includes the following components:

                         (In thousands)                              1994       1993       1992
                                                                    -------    -------    -------
Service cost of benefits earned..................................   $ 1,433    $ 1,047    $   735
Interest cost on projected benefit obligation....................       863        712        492
Actual (return) loss on plan assets..............................       787       (506)      (104)
Net amortization.................................................    (1,428)       227       (158)
                                                                    -------    -------    -------
  Net periodic pension cost......................................   $ 1,655    $ 1,480    $   965
                                                                    =======    =======    =======

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993:

                             (In thousands)                                  1994        1993
                                                                            -------    --------
Actuarial present value of benefit obligation:
  Vested benefits........................................................   $ 5,178    $  5,707
  Nonvested benefits.....................................................       728         838
                                                                            -------    --------
     Accumulated benefit obligation......................................     5,906       6,545
Effect of projected compensation increases...............................     5,346       5,803
                                                                            -------    --------
     Projected benefit obligation........................................    11,252      12,348
Plan assets at fair value................................................     6,920       6,012
                                                                            -------    --------
     Projected benefit obligation in excess of plan assets...............     4,332       6,336
Unrecognized transition credit...........................................       497         597
Unrecognized prior service cost..........................................        (8)         (8)
Unrecognized net loss....................................................      (509)     (2,998)
                                                                            -------    --------
     Accrued pension liability...........................................     4,312       3,927
Less amount included in accrued expenses.................................       998       1,152
                                                                            -------    --------
     Amount included in other long-term liabilities......................   $ 3,314    $  2,775
                                                                            =======    ========

     The assumptions used in computing the information above are as follows:

                                                                        1994     1993     1992
                                                                        -----    -----    -----
Discount rate........................................................    8.5%     7.0%     7.5%
Expected long-term rate of return on plan assets.....................    9.0%     9.0%     9.0%
Future compensation growth rate......................................    5.0%     5.0%     5.0%

Multiemployer Pension and Benefit Plans

     Under the labor contract with the United Mine Workers of America (UMWA), Ashland Coal made payments of $1,293,000 in 1994, $475,000 in 1993, and $1,105,000 in 1992 into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). Ashland Coal has estimated its share of such amount to be $18,300,000 at December 31, 1994. Ashland Coal is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its consolidated financial statements.

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

     Ashland Coal treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. Ashland Coal recognized $296,000 in 1994 and $240,000 in 1993 in expense relative to premiums paid pursuant to the Benefit Act. The Company believes that the amount of its obligation under the Benefit Act is not significant. Under the prior funding arrangement for retirees now covered by the Benefit Act, Ashland Coal paid $609,000 in 1993 and $4,809,000 in 1992 into two multiemployer benefit trusts.

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

     The labor contract ratified by the members of the UMWA in December of 1993 changed the manner in which health care will be provided to and paid for future retirees. The effect of these changes was to reduce the accumulated postretirement benefit obligation as of January 1, 1994, by approximately $2,500,000. That reduction will be amortized over the expected future working lifetime of active employees.

     The net periodic postretirement benefit expense of these plans for 1994 and 1993 includes the following components:

                               (In thousands)                                   1994      1993
                                                                               ------    ------
Service cost................................................................   $4,522    $4,236
Interest cost...............................................................    4,591     4,988
Amortization of gain related to prior service...............................     (213)       --
                                                                               ------    ------
Net periodic postretirement benefit cost....................................   $8,900    $9,224
                                                                               ======    ======

     The following table sets forth the amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993, none of which have been funded:

                             (In thousands)                                  1994        1993
                                                                            -------    --------
Accumulated postretirement benefit obligation:
  Retirees...............................................................   $16,611     $21,080
  Fully eligible active plan participants................................     6,869       8,669
  Other active plan participants.........................................    35,060      39,084
                                                                            -------    --------
                                                                             58,540      68,833
Unrecognized net gain....................................................    15,710         323
Unrecognized gain related to prior service...............................     2,315          --
                                                                            -------    --------
  Accrued postretirement obligation......................................    76,565      69,156
Less amount included in accrued expenses.................................     1,369       1,311
                                                                            -------    --------
  Amount included in accrued postretirement benefits.....................   $75,196     $67,845
                                                                            =======    ========

     The discount rate used in determining the accumulated postretirement benefit obligation was 8.5% and 7% at December 31, 1994 and 1993, respectively. The increase in the discount rate was primarily responsible for the decrease in the accumulated postretirement benefit obligation. The assumed health care cost trend rate for 1995 is 11%, decreasing to 5% in the year 2010. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $10,500,000, or 17.9%, and the net periodic postretirement benefit cost for 1994 by $1,700,000, or 19.0%.

Other Plans

     Ashland Coal sponsors three savings plans which were established to assist eligible employees in providing for their future retirement needs. Ashland Coal's contributions to the plans were $1,621,000 in 1994, $1,464,000 in 1993, and $1,135,000 in 1992.

     In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which requires that employers who provide benefits to former or inactive employees after employment but before retirement recognize the obligation for those benefits under certain conditions. Ashland Coal adopted SFAS No. 112 in 1994. SFAS No. 112 had no significant effect on the consolidated financial statements.

15. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Ashland Coal places its cash equivalents in investment grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

     Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As of December 31, 1994 and 1993, accounts receivable from electric utilities located in the United States totaled $49,079,000 and $31,609,000, respectively, and accounts receivable from electric utilities located in Europe totaled $1,146,000 and $2,491,000, respectively. Credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and consistently have been minimal.

     Ashland Coal is committed under several long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:

(In thousands)                                                     1994        1993        1992
                                                                 --------    --------    --------
Customer A....................................................   $128,978    $ 99,251    $128,245
Customer B....................................................     82,005      79,620      84,172
Customer C....................................................     60,928      44,033      68,826

     In 1994, 1993, and 1992, Ashland Coal had export sales, principally to European customers, of $40,608,000, $50,364,000, and $93,832,000, respectively.

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Ashland Coal in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

     Debt: The carrying amounts of Ashland Coal's borrowings under its revolving credit agreement and under lines of credit approximate their fair value. The fair values of Ashland Coal's senior notes are estimated using discounted cash flow analyses, based on Ashland Coal's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of Ashland Coal's financial instruments at December 31, 1994 and 1993, are as follows (in thousands):

                                                             1994                      1993
                                                     --------------------      --------------------
                                                     CARRYING      FAIR        CARRYING      FAIR
                                                      AMOUNT      VALUE         AMOUNT      VALUE
                                                     --------    --------      --------    --------
Cash and cash equivalents.........................   $  1,120    $  1,120      $    556    $    556
Lines of credit...................................     43,858      43,858        56,332      56,332
Revolving credit agreement........................     25,000      25,000        50,000      50,000
Senior notes......................................    175,000     188,000       175,000     197,000

17. SALE AND LEASEBACK

     On January 29, 1993, Ashland Coal sold mining equipment valued at approximately $64,000,000 and leased back the equipment under an operating lease with a term of three years. The proceeds of this transaction were used to repay borrowings under Ashland Coal's revolving credit agreement. The lease provides for annual rental payments of approximately $10,500,000 in 1995 and approximately $2,500,000 in

1996. At the end of the lease term, the Company has the option to purchase the equipment for $43,200,000. Alternatively, the equipment may be sold by the lessor to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the proceeds are below $35,600,000.

18. ACQUISITION

     On April 1, 1992, Ashland Coal acquired Dal-Tex Coal Corporation for consideration of approximately $242,000,000, which included the issuance to the seller of 400,000 shares of Ashland Coal's common stock valued at $12,400,000. The cash portion was financed through bank borrowings and the issuance of 1,550,000 shares of common stock.

     This acquisition was accounted for as a purchase, with the cost of the acquisition allocated to the assets acquired and liabilities assumed based on their respective estimated fair values at the date of acquisition. Such allocations were based on appraisals and Ashland Coal's evaluation of fair value. The results of operations of Dal-Tex have been included in Ashland Coal's consolidated financial statements since the acquisition date.

19. COMMITMENTS AND CONTINGENCIES

     Ashland Coal leases office space, mining equipment, land, and various other properties under noncancellable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $14,088,000 in 1994, $10,772,000 in 1993, and $3,510,000 in 1992. Minimum annual rentals due in future years under lease agreements in effect at January 1, 1995, are approximately $14,012,000 in 1995, $6,077,000 in 1996, $3,518,000 in 1997,
$3,187,000 in 1998, $3,118,000 in 1999, and additional amounts thereafter aggregating $13,107,000 through 2011.

     Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2,884,000 (included in other long-term liabilities) and believes that probable insurance recoveries of $2,254,000 (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $6,800,000 (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial data for 1994 and 1993 are summarized below.

                                                  THREE MONTHS ENDED
   (In thousands except earnings per share)       MARCH 31     JUNE 30      SEPT. 30     DEC. 31
                                                  --------     --------     --------     --------
1994:
  Sales and operating revenues.................   $137,488     $154,650     $157,425     $160,581
  Operating income.............................      2,459       17,431       15,375       19,455
  Net income (loss)............................     (3,057)(1)   11,519       10,163(2)    13,595(1)
  Earnings (loss) per common share(5)
     Primary...................................       (.18)         .62          .54          .73
     Fully diluted.............................       (.18)         .60          .53          .71
1993:
  Sales and operating revenues.................   $138,167     $134,990     $113,751     $111,434
  Operating income (loss)......................      5,527        7,050       (7,041)        (379)
  Income (loss) before the cumulative effect of
   changes in accounting.......................      1,534        1,724       43,699       (1,583)
  Cumulative effect of changes in accounting...    (18,836)          --           --           --
  Net income (loss)............................    (17,302)       1,724       43,699(3)    (1,583)(4)
  Earnings (loss) per common share(5)
     Primary
       Income (loss) before cumulative effect
        adjustments............................        .06          .07         2.45         (.10)
       Net income (loss).......................      (1.05)         .07         2.45         (.10)
     Fully diluted
       Income (loss) before cumulative effect
        adjustments............................        .06          .07         2.31         (.10)
       Net income (loss).......................      (1.05)         .07         2.31         (.10)

- ------------------------------

(1) In the first quarter of 1994, the Company settled a claim against a construction contractor for business interruption losses sustained by the Company when a coal silo failed. This settlement increased net income in the first quarter by $610,000 ($.03 per share on a primary basis and $.03 per share on a fully diluted basis). Settlement of a second claim against the same contractor was recognized in the fourth quarter, adding $843,000 ($.05 per share on a primary basis and $.04 on a fully diluted basis) to net income.

(2) In the third quarter of 1994, Ashland Coal recognized compensation for an easement which rendered certain coal unminable, sold surplus mining equipment, and received an insurance settlement. In the aggregate, these transactions increased net income by $2,078,000, which was $.11 per share on a primary and on a fully diluted basis.

(3) In the third quarter of 1993, Ashland Coal recognized $50,247,000 ($2.84 per share on a primary basis and $2.67 per share on a fully diluted basis) of deferred tax benefit primarily as the result of a change in tax law that allows the deduction of the amortization of goodwill associated with the 1992 acquisition of Dal-Tex. Also in the third quarter, the Company increased the valuation allowance relative to certain prepaid royalties. This charge of $9,900,000 reduced net income by $6,039,000, which was $.34 per share on a primary basis and $.32 on a fully diluted basis.

(4) In the fourth quarter of 1993, the Company (a) recognized $1,182,000 in additional mine closing cost accruals, depreciation, and amortization as the result of a shortening of the estimated life of a mine, (b) increased its estimate of certain state taxes payable relative to the first three quarters of 1993, increasing costs and expenses by $1,012,000, and (c) recognized a $1,130,000 reduction in costs and expenses for payments made into a benefit fund (established by the Coal Industry Retiree Health Benefit Act of 1992) during 1993 which will be applied to future obligations. In the aggregate these adjustments increased net loss for the quarter by $648,000, or $.04 per share on a primary basis and $.03 per share on a fully diluted basis.

(5) The sum of the quarterly earnings per share amounts does not equal earnings per share for the full year, because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common and common equivalent shares outstanding during each period and because of certain adjustments required to avoid antidilution of fully diluted loss per share for any period in which a loss is experienced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with accountants with respect to accounting and financial disclosure during the two most recent fiscal years.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaption "Nominees for Director" which appears under the caption "Election of Directors" beginning on Page 3 in the Company's 1995 Proxy Statement and the last paragraph appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 9 of the Company's 1995 Proxy Statement. See also the list of the Company's executive officers and related information under "Executive Officers of the Registrant" in Part I, Item X herein.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the "Summary Compensation Table", the "Option Grants in Last Fiscal Year" table, the "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values" table, the Pension Plan section (including the Pension Plan Table), the Employment Contracts and Termination of Employment and Change in Control Arrangements section, the Compensation of Directors section, and the Compensation Committee Interlocks and Insider Participation section appearing on Pages 15 to 20 in the Company's 1995 Proxy Statement. No portion of the Personnel and Compensation Committee and Key Employee Stock Administration Committee Report on Executive Compensation for 1994 or the "Comparison of Cumulative Total Return" table is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" beginning on Page 8 of the Company's 1995 Proxy Statement other than the last paragraph under such caption, which paragraph already is incorporated into Item 10 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Restated Shareholders Agreement" and "Registration Rights Agreement" on Page 10 of the Company's 1995 Proxy Statement and the information appearing under the caption "Certain Relationships and Related Transactions" beginning on Page 20 of the Company's 1995 Proxy Statement.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

                                                                                          PAGE
                                                                                         ------
    (1)  The following consolidated financial statements of Ashland Coal, Inc. and subsidiaries are included in Item 8 at the page indicated:
             Report of Independent Auditors..............................................     20
             Consolidated Statements of Income--Years Ended December 31, 1994, 1993
               and 1992..................................................................     21
             Consolidated Balance Sheets--December 31, 1994 and 1993.....................     22
             Consolidated Statements of Stockholders' Equity--Years Ended December 31,
               1994, 1993 and 1992.......................................................     23
             Consolidated Statements of Cash Flows--Years Ended December 31, 1994, 1993
               and 1992..................................................................     24
             Notes to Consolidated Financial Statements..................................     25

    (2)  The following consolidated financial statement schedule of Ashland Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:
             II -- Valuation and Qualifying Accounts.....................................     45

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)  Exhibits filed as part of this Report are as follows:
             3.1   -    Restated Certificate of Incorporation of the Company, as amended (Exhibit
                        3.1 to Post- Effective Amendment No. 1 to the Company's Registration
                        Statement on Form
                        S-3 dated May 5, 1993, is incorporated herein by reference).
             3.2   -    Amended By-laws of the Company (Exh. 3.4).*
             4.1   -    Amended and Restated Credit Agreement (Credit Agreement) dated as of
                        November 15, 1994, among Ashland Coal, Inc., the Banks listed therein,
                        Bank of America Illinois, Morgan Guaranty Trust Company of New York,
                        National Westminster Bank PLC, The First National Bank of Chicago and PNC
                        Bank, National Association as Agents.***
             4.2   -    Note Agreement dated as of September 15, 1990 (September 15, 1990, Note
                        Agreement), among Ashland Coal, Inc. and the Purchasers named in Schedule
                        I thereto relating to the Company's $100,000,000 9.78% Senior Notes due
                        September 15, 2000 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on November 13, 1990, and incorporated herein by reference).
             4.3   -    First Amendment Agreement dated as of May 15, 1991, to the September 15,
                        1990, Note Agreement (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
             4.4   -    Second Amendment Agreement dated as of March 1, 1993, to the September 15,
                        1990, Note Agreement. (Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
             4.5   -    Third Amendment Agreement dated as of January 26, 1995, to the September
                        15, 1990, Note Agreement.***

             4.6   -    Composite conformed copy of Note Agreement dated as of May 15, 1991 (May
                        15, 1991, Note Agreement), among the Company and the Purchasers named in
                        Schedule I thereto relating to the Company's $22,100,000 8.92% Senior
                        Notes due May 15, 1996, and $52,900,000 9.66% Senior Notes due May 15,
                        2006 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on
                        August 12, 1991, and incorporated herein by reference).
             4.7   -    First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991,
                        Note Agreement. (Exhibit 4.8 to the Company's Form 10-K for the year ended
                        December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
             4.8   -    Second Amendment Agreement dated as of January 26, 1995, to the May 15,
                        1991, Note Agreement.***
             4.9   -    Restated Shareholders Agreement among Ashland Inc. (formerly Ashland Oil,
                        Inc. and hereafter referred to as Ashland), Saarberg Coal International
                        GmbH (SCI), a predecessor to Saarbergwerke AG (Saarberg), Carboex
                        International, Ltd. (Carboex) and the Company dated December 12, 1991
                        (Exhibit 4.3 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            4.10   -    Amendment to Restated Shareholders Agreement dated August 6, 1993, among
                        Ashland, SCI, Carboex and the Company (Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q dated August 16, 1993, is incorporated herein by reference).
            4.11   -    Stockholder Agreement, dated as of April 2, 1992, among the United
                        Company, United Affiliates Corporation (UAC), James W. McGlothlin, W. W.
                        McGlothlin, N. D. Street, Charles T. Carter and the Company (Exhibit 4.4
                        to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            4.12   -    Registration Rights Agreement dated as of August 2, 1993, among the
                        Company, Ashland, Saarberg and Carboex (Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q dated August 13, 1993, is incorporated herein by reference).
            10.1   -    Restated Coal Off-Take Agreement among SCI, Carboex and the Company
                        (Exhibit 10.1 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            10.2   -    Lease between Little Coal Land Company and Ashland Land & Development Co.,
                        a wholly owned subsidiary of the Company, which was merged into Allegheny
                        Land Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
            10.3   -    Surface Lease between H. G. Schaeffer, III, et al., and Ashland Land &
                        Development Co., a wholly owned subsidiary of the Company, which was merged into Allegheny Land Company, a wholly owned subsidiary of the
                        Company (Exh. 10.12).*
            10.4   -    Lease Agreement between Consolidation Coal Company and Addington Brothers
                        Mining, Inc., an independent operating subsidiary of the Company that subsequently changed its name to Saarcar Coal, Inc. (Exh. 10.13).*
            10.5   -    Lease between Dickinson Properties, Inc., the Southern Land Company, and
                        F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to a wholly owned subsidiary of the Company (Exh. 10.14).*
            10.6   -    Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to a wholly owned subsidiary of the Company (Exh. 10.15).*
            10.7   -    Lease between James O. Cole, et al., and Hobet Mining & Construction Co.,
                        Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*
            10.8   -    Lease between Island Creek Coal Company and Hobet Mining & Construction
                        Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*

            10.9   -    Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining
                        & Construction Co., Inc., an independent operating subsidiary of the
                        Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                        10.22).*
           10.10   -    Lease and Modification Agreement between Horse Creek Coal Land Company,
                        Ashland Oil and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to
                        Hobet Mining, Inc. (Exh. 10.24).*
           10.11   -    Lease Agreement between C. C. Lewis Heirs Limited Partnership and
                        Allegheny Land Company, a wholly owned subsidiary of the Company (Exh.
                        10.25).*
           10.12   -    Sublease between F. B. Nutter, Sr., et al., and Hobet Mining &
                        Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
           10.13   -    Coal Lease Agreement dated as of March 31, 1992, among Dal-Tex Coal
                        Corporation as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (Exhibit 10.2 to the Company's Form 8-K
                        dated April 6, 1992, is incorporated herein by reference).
           10.14   -    1988 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its
                        subsidiaries (Exh. 10.34).*
           10.15   -    Ashland Coal, Inc. Performance Unit Plan (Exh. 10.35).*
           10.16   -    Ashland Coal, Inc. ERISA Forfeiture Plan, as amended.***
           10.17   -    Ashland Coal, Inc. Deferred Compensation Plan for Key Employees (Exh.
                        10.47).*
           10.18   -    Ashland Coal, Inc. Incentive Compensation Program for Key Employees, as
                        amended (Exh. 10.48).***
           10.19   -    Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
           10.20   -    Lease dated as of October 1, 1987, between Pocahontas Land Corporation and
                        Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company.
                        (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
           10.21   -    Consent, Assignment of Lease and Guaranty dated January 24, 1990, among
                        Pocahontas Land Corporation, Mingo Logan Coal Company, Mountain Gem Land,
                        Inc. and Ashland Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
           10.22   -    Letter Agreement dated November 20, 1990, between the Company and William
                        C. Payne regarding certain supplemental retirement benefits of Mr. Payne
                        (Exhibit 10.33).**
           10.23   -    Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for
                        Directors' Fees (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, filed with the SEC on March 30, 1994, and incorporated herein by reference).
           10.24   -    Coal Sales Agency Agreement dated December 12, 1991 (Met Coal Agreement)
                        among the Company, Saarberg and Carboex (Exhibit 10.31 to the Company's
                        Form 10-K for the year ended December 31, 1991, filed with the SEC on
                        March 4, 1992, and incorporated herein by reference).
           10.25   -    Amendment to Met Coal Agreement dated January 26, 1993 (Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 25, 1993, and incorporated herein by reference).

           10.26   -    Form of Agreement between the directors of the Company and the Company providing for indemnification of such directors by the Company to the extent permitted by Delaware law (Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1994, filed May 11,
                        1994, is incorporated herein by reference).
           10.27   -    Form of Agreement between certain officers of the Company providing for indemnification of such officers by the Company to the extent permitted by
                        Delaware law (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended March 31, 1994, filed May 11, 1994, is incorporated herein by reference).
           10.28   -    Sales Agency Agreement (Carboex Agency Agreement) dated as of February 27,
                        1982, between the Company and Carboex.***
           10.29   -    Ratification of Carboex Agency Agreement dated as of May 17, 1983, by
                        Ashland Coal International Ltd., Hobet Mining, Inc., Saarcar Coal, Inc.,
                        and the Company.***
           10.30   -    Sales Agency Agreement dated as of October 4, 1990, between the Company and Saarberg.***
           10.31   -    Coal Purchasing Services Agreement dated as of February 1, 1983 between
                        Carboex and the Company***
           10.32   -    Ashland Coal, Inc. Benefit Restoration Plan.***
              11   -    Statement re Computation of Per Share Earnings.***
              22   -    Subsidiaries of the Company.***
              24   -    Consent of Independent Auditors.***
              25   -    Powers of Attorney.***
              27   -    Financial Data Schedule.***

- ------------------------------
  * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-22425) filed with the SEC on June 9, 1988, and Amendments No. 1, No. 2 and No. 3 filed with the SEC on July 14, 1988, August 3, 1988, and August 5, 1988, respectively, and Post-Effective Amendment No. 1 filed with the SEC on August 11, 1988. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 16(a) of Post-Effective Amendment No. 1 to such Registration Statement.

 ** Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 21, 1991. The Exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 14(a)(3) of such Form 10-K.

*** Included with this Report.

     Items 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.22, 10.23 and 10.32 are
executive compensation plans.

     Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed November 28, 1994, to report Ashland Coal's discussions with Quaker Coal Company, Inc. concerning the possible acquisition of Quaker's Kentucky operations.

     A Current Report on Form 8-K was filed December 2, 1994, to report execution of a $500 million Amended and Restated Revolving Credit Agreement between Ashland Coal, Bank of America Illinois, Morgan Guaranty Trust Company of New York, National Westminster Bank PLC, The First National Bank of Chicago, and PNC Bank, National Association, as Agents, and to file such Agreement with the SEC.

     A Current Report on Form 8-K was filed December 8, 1994, to report the execution of an agreement between Ashland and Saarberg giving Ashland the right to purchase all the Ashland Coal Class B Preferred Stock held by Saarberg, which purchase would give Ashland majority voting power in Ashland Coal and result in the consolidation of Ashland Coal's financial statements into Ashland's financial statements. Details of this transaction, which closed February 8, 1995, are contained in the Recent Developments subsection of Item 1. Business at page 1 of this report.

     A Current Report on Form 8-K was filed December 21, 1994, to report additional information about the transaction in Ashland Coal's Class B Preferred Stock between Ashland and Saarberg and to report a decision by a regional director of the National Labor Relations Board requiring that the employees of Mingo Logan and certain of its contractors working in the Mountaineer Mine vote together in a UMWA representation election.

                                                                     SCHEDULE II

                      ASHLAND COAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO                     BALANCE AT
                                             BEGINNING     COSTS AND                        END OF
               DESCRIPTION                    OF YEAR       EXPENSES     DEDUCTIONS(1)       YEAR
- ------------------------------------------   ----------    ----------    -------------    ----------
Year Ended December 31, 1994
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................     $22,062       $ 1,181         $1,359         $21,884
     Property, Plant and Equipment........       1,713           100            434           1,379
     Other Assets--Other
       Notes and Accounts Receivable......       8,189             6             --           8,195
       Prepaid Rent.......................         180            24             --             204
     Current Assets--Other Receivables....       1,220            --             --           1,220
Year Ended December 31, 1993
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................     $10,634       $12,720         $1,292         $22,062
     Property, Plant and Equipment........       1,638            75             --           1,713
     Other Assets--Other
       Notes and Accounts Receivable......       8,169            20             --           8,189
       Prepaid Rent.......................         156            24             --             180
     Current Assets--Other Receivables....       1,127            93             --           1,220
Year Ended December 31, 1992
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................     $10,645       $ 3,000         $3,011         $10,634
     Property, Plant and Equipment........       1,498           153             13           1,638
     Other Assets--Other
       Notes and Accounts Receivable......       7,320           849             --           8,169
       Prepaid Rent.......................          --           156             --             156
     Current Assets--Other Receivables....         993           134             --           1,127

- ------------------------------
(1) Reserves utilized, unless otherwise indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASHLAND COAL, INC.
                                         (Registrant)

                                         By:         /S/ MARC R. SOLOCHEK

                                                      Marc R. Solochek
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                         Date: March 8, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 1995.

                SIGNATURES                                       CAPACITY
- -------------------------------------------   -----------------------------------------------

    By:           /S/ WILLIAM C. PAYNE        Chairman of the Board, President and Chief
         ------------------------------       Executive Officer and Director
             William C. Payne

    By:           /S/ MARC R. SOLOCHEK        Senior Vice President and Chief Financial
         ------------------------------       Officer
             Marc R. Solochek

    By:          /S/ WILLIAM M. GERRICK       Controller and Principal Accounting Officer
         ------------------------------
            William M. Gerrick

Robert A. Charpie                             Director
Paul W. Chellgren                             Director
Thomas L. Feazell                             Director       By:    /S/ ROY F. LAYMAN
Juan Antonio Ferrando                         Director             -------------------
Robert L. Hintz                               Director                Roy F. Layman
J. Marvin Quin                                Director            As Attorney-in-Fact
Robert E. Yancey, Jr.                         Director



     ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM C. PAYNE, MARC R. SOLOCHEK, AND ROY F. LAYMAN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 25 TO THIS REPORT.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       EXHIBIT TITLE
- -------   ------------------------------------------------------------------------------------
  3.1     Restated Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the
          Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-3
          dated May 5, 1993, is incorporated herein by reference).
  3.2     Amended By-laws of the Company (Exh. 3.4).*
  4.1     Amended and Restated Credit Agreement (Credit Agreement) dated as of November 15,
          1994, among Ashland Coal, Inc., the Banks listed therein, Bank of America Illinois,
          Morgan Guaranty Trust Company of New York, National Westminster Bank PLC, The First
          National Bank of Chicago and PNC Bank, National Association as Agents.***
  4.2     Note Agreement dated as of September 15, 1990 (September 15, 1990, Note Agreement),
          among Ashland Coal, Inc. and the Purchasers named in Schedule I thereto relating to the Company's $100,000,000 9.78% Senior Notes due September 15, 2000 (filed as an
          Exhibit to the Company's Form 10-Q filed with the SEC on November 13, 1990, and incorporated herein by reference).
  4.3     First Amendment Agreement dated as of May 15, 1991, to the September 15, 1990, Note
          Agreement (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on
          August 12, 1991, and incorporated herein by reference).
  4.4     Second Amendment Agreement dated as of March 1, 1993, to the September 15, 1990,
          Note Agreement. (Exhibit 4.6 to the Company's Form 10-K for the year ended December
          31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
  4.5     Third Amendment Agreement dated as of January 26, 1995, to the September 15, 1990,
          Note Agreement.***
  4.6     Composite conformed copy of Note Agreement dated as of May 15, 1991 (May 15, 1991,
          Note Agreement), among the Company and the Purchasers named in Schedule I thereto relating to the Company's $22,100,000 8.92% Senior Notes due May 15, 1996, and
          $52,900,000 9.66% Senior Notes due May 15, 2006 (filed as an Exhibit to the
          Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
  4.7     First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991, Note
          Agreement. (Exhibit 4.8 to the Company's Form 10-K for the year ended December 31,
          1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
  4.8     Second Amendment Agreement dated as of January 26, 1995, to the May 15, 1991, Note
          Agreement.***
  4.9     Restated Shareholders Agreement among Ashland Inc. (formerly Ashland Oil, Inc. and hereafter referred to as Ashland), Saarberg Coal International GmbH (SCI), a
          predecessor to Saarbergwerke A.G. (Saarberg), Carboex International, Ltd. (Carboex)
          and the Company dated December 12, 1991 (Exhibit 4.3 to the Company's Form 8-K dated
          April 6, 1992, is incorporated herein by reference).
 4.10     Amendment to Restated Shareholders Agreement dated August 6, 1993, among Ashland,
          SCI, Carboex and the Company (Exhibit 4.1 to the Company's Quarterly Report on Form
          10-Q dated August 16, 1993, is incorporated herein by reference).
 4.11     Stockholder Agreement, dated as of April 2, 1992, among the United Company, United
          Affiliates Corporation (UAC), James W. McGlothlin, W. W. McGlothlin, N. D. Street,
          Charles T. Carter and the Company (Exhibit 4.4 to the Company's Form 8-K dated April
          6, 1992, is incorporated herein by reference).
 4.12     Registration Rights Agreement dated as of August 2, 1993, among the Company,
          Ashland, Saarberg and Carboex (Exhibit 4.1 to the Company's Quarterly Report on Form
          10-Q dated August 13, 1993, is incorporated herein by reference).

EXHIBIT
NUMBER                                       EXHIBIT TITLE
- -------   ------------------------------------------------------------------------------------
 10.1     Restated Coal Off-Take Agreement among SCI, Carboex and the Company (Exhibit 10.1 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
 10.2     Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly owned subsidiary of the Company, which was merged into Allegheny Land Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
 10.3     Surface Lease between H. G. Schaeffer, III, et al., and Ashland Land & Development
          Co., a wholly owned subsidiary of the Company, which was merged into Allegheny Land
          Company, a wholly owned subsidiary of the Company (Exh. 10.12).*
 10.4     Lease Agreement between Consolidation Coal Company and Addington Brothers Mining,
          Inc., an independent operating subsidiary of the Company that subsequently changed its name to Saarcar Coal, Inc. (Exh. 10.13).*
 10.5     Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B.
          Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to a wholly owned subsidiary of the Company (Exh. 10.14).*
 10.6     Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to a wholly owned subsidiary of the Company (Exh. 10.15).*
 10.7     Lease between James O. Cole, et al., and Hobet Mining & Construction Co., Inc., an
          independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*
 10.8     Lease between Island Creek Coal Company and Hobet Mining & Construction Co., Inc.,
          an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*
 10.9     Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining &
          Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.22).*
 10.10    Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland Oil and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.24).*
 10.11    Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land
          Company, a wholly owned subsidiary of the Company (Exh. 10.25).*
 10.12    Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co.,
          Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
 10.13    Coal Lease Agreement dated as of March 31, 1992, among Dal-Tex Coal Corporation as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company
          Guarantee (Exhibit 10.2 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
 10.14    1988 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its
          subsidiaries (Exh. 10.34).*
 10.15    Ashland Coal, Inc. Performance Unit Plan (Exh. 10.35).*
 10.16    Ashland Coal, Inc. ERISA Forfeiture Plan, as amended.***
 10.17    Ashland Coal, Inc. Deferred Compensation Plan for Key Employees (Exh. 10.47).*
 10.18    Ashland Coal, Inc. Incentive Compensation Program for Key Employees, as amended
          (Exh. 10.48).***
 10.19    Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*

EXHIBIT
NUMBER                                       EXHIBIT TITLE
- -------   ------------------------------------------------------------------------------------
10.20     Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo
          Logan Collieries Company whose name is now Mingo Logan Coal Company. (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
 10.21    Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas
          Land Corporation, Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland
          Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
 10.22    Letter Agreement dated November 20, 1990, between the Company and William C. Payne regarding certain supplemental retirement benefits of Mr. Payne (Exhibit 10.33).**
 10.23    Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for Directors'
          Fees (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, filed with the SEC on March 30, 1994, and incorporated herein by reference).
 10.24    Coal Sales Agency Agreement dated December 12, 1991 (Met Coal Agreement) among the
          Company, Saarberg and Carboex (Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1991, filed with the SEC on March 4, 1992, and incorporated herein by reference).
 10.25    Amendment to Met Coal Agreement dated January 26, 1993 (Exhibit 10.29 to the
          Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on
          March 25, 1993, and incorporated herein by reference).
 10.26    Form of Agreement between the directors of the Company and the Company providing for indemnification of such directors by the Company to the extent permitted by Delaware law (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 11, 1994, is incorporated herein by reference).
 10.27    Form of Agreement between certain officers of the Company providing for indemnification of such officers by the Company to the extent permitted by Delaware law (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 11, 1994, is incorporated herein by reference).
 10.28    Sales Agency Agreement (Carboex Agency Agreement) dated as of February 27, 1982, between the Company and Carboex.***
 10.29    Ratification of Carboex Agency Agreement dated as of May 17, 1983, by Ashland Coal
          International, Ltd., Hobet Mining, Inc., Saarcar Coal, Inc., and the Company***
 10.30    Sales Agency Agreement dated as of October 4, 1990, between the Company and
          Saarberg.***
 10.31    Coal Purchasing Services Agreement dated as of February 1, 1983 between Carboex and the Company***
 10.32    Ashland Coal, Inc. Benefit Restoration Plan***
 11       Statement re Computation of Per Share Earnings.***
 22       Subsidiaries of the Company.***
 24       Consent of Independent Auditors.***
 25       Powers of Attorney.***
 27       Financial Data Schedule.***

- ------------------------------
  * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-22425) filed with the SEC on June 9, 1988, and Amendments No. 1, No. 2 and No. 3 filed with the SEC on July 14, 1988, August 3, 1988, and August 5, 1988, respectively, and Post-Effective Amendment No. 1 filed with the SEC on August 11, 1988. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 16(a) of Post-Effective Amendment No. 1 to such Registration Statement.

 ** Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 21, 1991. The Exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 14(a)(3) of such Form 10-K.

*** Included with this Report.