Form 10-Q
period 1995-03-31
ASHLAND COAL INC
filed 1995-05-12
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended March 31, 1995

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

At May 8, 1995, there were 13,745,649 shares of registrant's common stock outstanding.

                    Part I - Financial Information


ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                             March 31    December 31
                                               1995          1994
                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $1,769       $1,120
  Trade accounts receivable                     67,130       62,362
  Other receivables                              3,615        9,124
  Inventories                                   34,926       30,211
  Prepaid royalties                             15,317       15,568
  Deferred income taxes                          2,480        3,158
  Other                                          4,025        4,020
                                               129,262      125,563
OTHER ASSETS
  Prepaid royalties                             72,208       58,779
  Coal supply agreements                        34,624       35,527
  Other                                         23,943       25,108
                                               130,775      119,414
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                         864,867      858,138
  Less accumulated depreciation,
   depletion, and amortization                 278,148      264,723
                                               586,719      593,415
                                              $846,756     $838,392
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 47,202      $35,988
  Accrued expenses                              31,397       33,352
  Income taxes payable                           2,697          305
  Current portion of debt                       40,210       43,963
                                               121,506      113,608
LONG-TERM DEBT                                 193,787      200,000
ACCRUED POSTRETIREMENT BENEFITS                 77,062       75,196
OTHER LONG-TERM LIABILITIES                     48,873       48,217
DEFERRED INCOME TAXES                           29,560       32,388

STOCKHOLDERS' EQUITY
  Convertible preferred stock                   67,841       67,841
  Common stock                                     137          137
  Paid-in capital                              108,761      108,711
  Retained earnings                            199,229      192,294
                                               375,968      368,983
                                              $846,756     $838,392


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                                           Three Months Ended March 31
                                                 1995        1994
REVENUES
  Coal sales                                  $152,409     $132,875
  Operating revenues                             4,215        4,613
                                               156,624      137,488
COSTS AND EXPENSES
  Cost of coal sold                            131,587      123,685
  Operating expenses                             2,671        2,853
  Selling, general, and
   administrative expenses                       7,191        8,491
                                               141,449      135,029
     OPERATING INCOME                           15,175        2,459

OTHER INCOME (EXPENSE)
  Interest income                                   11            8
  Interest expense                              (5,140)      (5,485)
     INCOME (LOSS) BEFORE INCOME TAXES          10,046       (3,018)

Income tax expense                               1,005           39

     NET INCOME (LOSS)                          $9,041      $(3,057)

Earnings (loss) per common share
  Primary                                         $.49        $(.18)
  Fully diluted                                   $.48        $(.18)

Dividends declared per common share              $.115         $.10



See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                            Three Months Ended March 31
                                                1995          1994
OPERATING ACTIVITIES
 Net income (loss)                              $9,041      $(3,057)
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation, depletion, and amortization    16,669       17,717
   Prepaid royalties expensed                    5,516        4,657
   Deferred income taxes                        (2,150)      (4,156)
   (Gain) loss on disposition of assets           (550)         181
   Partnership costs in excess of cash
    advances                                        75          250
   Changes in operating assets and liabilities  (5,260)      (7,622)
           CASH PROVIDED BY
            OPERATING ACTIVITIES                23,341        7,970

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                                   (10,129)      (8,869)
   Proceeds from sales                             932          450
 Advances on prepaid royalties                  (1,473)      (1,320)
           CASH USED IN
            INVESTING ACTIVITIES               (10,670)      (9,739)

FINANCING ACTIVITIES
 Proceeds from borrowings                      359,314      200,803
 Payments on borrowings                       (369,280)    (197,489)
 Dividends paid                                 (2,106)      (1,825)
 Proceeds from sale of common stock                 50          974
           CASH PROVIDED BY
            (USED IN) FINANCING ACTIVITIES     (12,022)       2,463

Increase in cash and cash equivalents              649          694
Cash and cash equivalents at beginning
 of period                                       1,120          556

Cash and cash equivalents at end of period      $1,769       $1,250







See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)


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

These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1994. Results of operations for the periods ended March 31, 1995, are not necessarily indicative of results to be expected for the year ending December 31, 1995.


NOTE B - RECLASSIFICATIONS

Certain amounts in the 1994 financial statements have been reclassified to conform with the classifications in the 1995 financial statements.


NOTE C - INVENTORIES

Inventories are comprised of the following:
                                       March 31, 1995   December 31, 1994
                                                (In thousands)
     Coal                                  $17,747            $14,198
     Supplies and other                     17,179             16,013
                                           $34,926            $30,211


NOTE D - DEBT

Debt consists of the following:
                                       March 31, 1995  December 31, 1994
                                                (In thousands)
9.78% senior unsecured notes
 payable in four equal annual
 installments beginning
 September 15, 1997                         $100,000      $100,000
9.66% senior unsecured notes
 payable in six equal annual
 installments beginning
 May 15, 2001                                 52,900        52,900
8.92% senior unsecured notes
 due May 15, 1996                             22,100        22,100
Indebtedness to banks under
 revolving credit agreement                   50,000        25,000
Indebtedness to banks under
 lines of credit                               8,987        43,858
Other                                             10           105
                                             233,997       243,963
Less current portion                          40,210        43,963
Long-term debt                              $193,787      $200,000

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E - COMPUTATION OF EARNINGS PER SHARE

                                           Three Months Ended March 31
                                               1995            1994
                                      (In thousands, except per share data)
Net income (loss)                             $9,041        $(3,057)
Less: Common stock dividends                   1,579          1,366
      Preferred stock dividends                  700            631

Undistributed earnings (loss)                 $6,762        $(5,054)

Primary
 Average shares and equivalents outstanding:
  Shares outstanding                          13,725         13,664
  Shares issuable upon
     Conversion of preferred stock             4,587          4,587
     Exercise of stock options                    62            -

   Total                                      18,374         18,251

 Per share amounts:
  Undistributed earnings (loss)                 $.37          $(.28)
  Dividends (except preference dividends)        .12            .10

   Net income (loss)                            $.49          $(.18)

Fully Diluted
 Average shares and equivalents outstanding:
  Shares outstanding                          13,725         13,664
  Shares issuable upon
     Conversion of preferred stock             5,212          5,212
     Exercise of stock options                    70            -

   Total                                      19,007         18,876

 Per share amounts:
  Undistributed earnings (loss)                 $.36          $(.28)
  Dividends (except preference dividends)        .12            .10

   Net income (loss)                            $.48          $(.18)<F1>

<F1>  Because the calculation of primary loss per share yields a more dilutive result, that amount is shown here.


ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE F - CONTINGENCIES

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.8 million (included in other long-term liabilities) and believes that probable insurance recoveries of $2.0 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.1 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

ASHLAND COAL, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

Quarter Ended March 31, 1995, Compared
  to Quarter Ended March 31, 1994

Net income for the quarter ended March 31, 1995, was $9.0 million, compared to a loss of $3.1 million for the quarter ended March 31, 1994.

Coal sales volume and revenue for the current quarter were 5.5 million tons and $152.4 million, respectively, increases of 1.0 million tons and $19.5 million. These increases were mainly attributable to the effects of the severe winter weather experienced during the first two months of 1994 and the operational aftereffects of the 1993 strike by the United Mine Workers of America (UMWA) on production during the first quarter of 1994. The seven-month strike ended in December of 1993. Partially offsetting the effect of higher sales volume was a $1.96 per ton decrease in the average selling price. This decrease largely related to the expiration of a high-priced contract at the end of 1994 and a scheduled price reduction on another contract.

The cost of coal sold decreased $3.70 per ton. Costs were higher in the first quarter of 1994 for the reasons discussed above and because the longwall mine at Mingo Logan Coal Company experienced difficult geological conditions during the first quarter of 1994.

Operating revenues declined $.4 million. Gains associated with the sale of surplus mining equipment were $.7 million higher in the first quarter of 1995 than in the like period of 1994. Operating revenues in 1994 included a $1.0 million recovery from a contractor for business interruption losses related to the 1992 silo collapse at Mingo Logan s preparation plant.

Selling, general, and administrative expenses decreased $1.3 million. This decrease was primarily attributable to a reduction in sales contract amortization as a result of the expiration of a sales contract at the end of 1994. Interest expense decreased $.3 million, reflecting lower average debt levels.

The Company recorded income tax expense of $1.0 million for the first quarter of 1995, compared to less than $.1 million for the same period a year ago. The income tax expense for the first quarter of 1995 was based on the estimated annual effective income tax rate for 1995 of 10.0%. The estimated effective tax rate for 1995 reflects greater projected profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.


Balance Sheet

The balance of trade accounts receivable at March 31, 1995, was $4.8 million higher than the balance at December 31, 1994. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balance of trade receivables at December 31, 1994, reflects the level of coal sales in December 1994. The balance of trade receivables at March 31, 1995, represents more than five weeks of coal sales. The receivables at that date include more receivables from export sales, which typically bear longer payment terms, than has been the usual case in the recent past. All significant customer accounts are being paid within credit terms. If, as the Company expects, the level of the Company's export sales increase in 1995, the number of weeks of sales in receivables will likely trend higher.

Other receivables decreased from $9.1 million at December 31, 1994, to $3.6 million at March 31, 1995. The balance at December 31, 1994, was unusually high because of amounts due for business interruption losses related to the 1993

ASHLAND COAL, INC. AND SUBSIDIARIES

Mingo Logan silo failure and a compensation agreement for an easement which rendered certain coal unminable. In addition, the receivable under a railroad freight contract was higher at December 31, 1994, than at March 31, 1995, because that contract provides for an annual payment in the first quarter of the amount earned in the preceding calendar year.

Inventories at March 31, 1995, were $4.7 million higher than at December 31, 1994. This increase primarily related to higher levels of coal inventory after start-up of improvements to the coal handling facilities at Hobet Mining, Inc. s Hobet 21 complex and to normal fluctuations in coal inventory levels. The additional storage, blending and rapid-loading capabilities of the new Hobet 21 facilities are expected to result in significant operational efficiencies.

The noncurrent balance of prepaid royalties increased $13.4 million from the balance at December 31, 1994. This increase was largely because of an annual royalty payment of $16 million due at the end of March 1995. The amount of the payment was included in accounts payable at March 31, 1995.


Outlook

Ashland Coal anticipates that its average cost of sales per ton will decline somewhat from the first quarter to the second quarter of 1995. Sales volume is expected to increase moderately, but average selling price will probably decline for two reasons. First, Cincinnati Gas & Electric Company (CG&E) has temporarily reduced purchases under its contracts with Ashland Coal because of a partial outage at one of CG&E s power plants.
The CG&E contracts are priced above current market prices. Repairs at CG&E s plant are expected to be completed within three weeks, and the deferred shipments will probably be made later in 1995. Second, because of favorable geologic conditions, Mingo Logan s longwall mine is currently producing coal well above the level that had been anticipated. This additional production will be sold on the spot market, which, as discussed below, is currently weak. It is expected that the profit generated by the additional sales by Mingo Logan will mitigate the effect of the lower sales to CG&E in the second quarter.

For 1995 as a whole, the Company expects earnings to improve significantly over those of 1994. The average cost of coal sold is projected to decline from the 1994 level primarily because of improved mining conditions, increased blending of surfaced-mined raw coal with high-quality deep-mined coal beginning at the end of the first quarter, and other operational efficiencies. Those same factors will contribute to somewhat higher volumes. The improvement in cost, however, will be largely offset by a lower average selling price principally resulting from the expiration of one important contract at the end of 1994 and a scheduled price reduction on another contract effective at the beginning of 1995. The adverse effect of the contract expiration will be mitigated by a reduction in selling expense related to that contract.

The Company expects the effective tax rate for 1995 to be significantly higher than the rate in 1994, because percentage depletion is expected to be lower relative to income in 1995. The Company's effective tax rate is sensitive to changes in profitability relative to the levels of percentage depletion. Ashland Coal anticipates that its effective tax rate for 1996 may be significantly higher than the rate for 1995. The Company currently expects that it may be unable to recognize a substantial portion of its alternative minimum tax credits (AMT credits) generated during 1996. The Company has recognized the deferred tax benefit of all of its AMT credits generated through 1994 and expects to recognize all of the AMT credits generated in 1995.

Contracts with CG&E providing for the sale of coal at prices above current market prices are scheduled to expire at the end of 1995, and it is likely selling prices will be reduced beginning in 1996 under three other contracts as a result of contract provisions that permit the adjustment of contract prices for changes in market conditions. These expirations and price reductions will have a material adverse effect on the Company. The Company is continuing its efforts to reduce costs, increase production and obtain long-term contracts to replace the expiring contracts, and it continues to evaluate the amount of the benefits to be derived from these efforts, as well as the timing for receipt of those benefits. In addition, the Company is evaluating the optimum level of production for 1996 and the expected level of the Company's selling

ASHLAND COAL, INC. AND SUBSIDIARIES
prices for that year in light of the CG&E contract expirations, the expected price reductions in the three other contracts, expected market price and the likely mix of contract and spot sales. At present, the Company is unable to predict whether the CG&E contract expirations and contract price reductions will cause 1996 results of operations to decline from anticipated 1995 levels.

Selling prices in the spot market stabilized in the second half of 1994 and under normal conditions would have been expected to remain near that level. However, the unseasonably mild weather experienced in the winter of 1994-1995 have weakened current demand and prices, and a continuation of mild weather could cause further short-term weakness. The Company believes that the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. It appears, however, that any further effects on spot market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply. The Company's exposure to spot market prices is limited in 1995 because of its present level of sales commitments.

Ashland Coal believes its export sales volume will increase significantly in 1995 as the result of a better balance of supply and demand worldwide. The Company does not expect that such increase in export sales will have any significant effect on its results of operations. The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility and profit potential.

The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at the Hobet 07 mine in Mingo and Logan Counties, West Virginia, commenced. As a consequence of these expected lower prices, it may be necessary, if costs at Hobet 07 are not reduced, for Hobet to suspend operations at such mine.

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the UMWA employees of Hobet and of the subsidiaries of Dal-Tex Coal Corporation, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the Wage Agreement and the Memorandum, taken as a whole, have not had an adverse effect on costs.

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

The Company continues to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for synergies or margin improvement. Such acquisitions, if they occur, may be in the central Appalachian coal fields, which is currently the Company's primary area of operations, in coal fields in other regions of the U.S., or abroad. The Company recently terminated discussions with Quaker Coal Company, Inc. concerning the possible purchase of that company's Kentucky operations.

ASHLAND COAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1995 and 1994:
                                                      1995      1994
                                                      (In thousands)
   Net cash provided by (used in)
     Operating activities
      Before changes in operating assets
       and liabilities                              $28,601   $15,592
      Changes in operating assets and liabilities.   (5,260)   (7,622)
                                                     23,341     7,970
     Investing activities. . . . . . . . . . . . .  (10,670)   (9,739)
     Financing activities. . . . . . . . . . . . .  (12,022)    2,463
   Increase in cash and cash equivalents . . . . .     $649      $694

Cash provided by operating activities before changes in operating assets and liabilities increased in the first quarter of 1995 from 1994 primarily because of higher costs and lower sales volume in 1994 that resulted from the aftereffects of the UMWA strike and severe winter weather. Cash used for changes in operating assets and liabilities decreased in the first quarter of 1995 from 1994 primarily as the result of growth in accounts receivable balances in the first quarter of 1994, largely offset by growth in accounts payable balances during the same period. The balances of trade receivables and accounts payable at December 31, 1993, reflect the level of coal sales and mining activity in December 1993. Coal sales and mining activity in December 1993 were markedly lower because of the strike by the UMWA and the aftereffects of the strike once it was settled.

The increase in cash used for investing activities in the first quarter of 1995 from 1994 primarily reflects a $1.3 million increase in capital expenditures.

Payments on long-term borrowings from cash flow generated by operations primarily accounted for the cash used in financing activities during 1995. Proceeds from borrowings for the purpose of funding capital expenditures and advances on prepaid royalties not funded by cash flow from operations account for the cash provided by financing activities during the first quarter of 1994.

The Company's capital expenditures during the first quarter of 1995 were $10.1 million, which is $1.3 million higher than the comparable period in 1994. Approximately $3.4 million of the 1995 capital expenditures were related to the recently completed construction of improvements to the Hobet 21 coal handling facilities. The Company estimates that during the remainder of 1995, capital expenditures may be as much as $72 million.

On January 29, 1993, mining equipment valued at approximately $64 million being used by Dal-Tex and Hobet was sold and leased back under an operating lease for a three year term. Ashland Coal is currently negotiating a two-year extension of this lease for most of the equipment. If the Company completes this extension of the lease, it estimates that a portion of the equipment, not included in the extension, will be repurchased in January 1996 for approximately $4 million. In the event that the lease is not extended, the Company probably will exercise its option to purchase the equipment in January 1996 for approximately $43 million. The Company believes that such purchase, if it should occur, would be funded under the Company s revolving credit agreement or lines of credit.

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement s termination in 1999. At March 31, 1995, the Company had $50 million borrowed under this agreement. The Company also had $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Certain of these senior notes amounting to $22.1 million are due on May 15, 1996. The Company anticipates

ASHLAND COAL, INC. AND SUBSIDIARIES
that it will fund this payment under its revolving credit agreement. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 1995, there were $247.9 million of such agreements in effect and $9 million of indebtedness outstanding under those agreements. The Company expects to repay the $9 million outstanding under these lines of credit and to make discretionary prepayments of approximately $31 million on indebtedness under the revolving credit agreement during the remainder of 1995 and the first quarter of 1996.

The Company expects cash flow provided by operating activities in 1995 to be higher than the 1994 level as a result of increased sales stemming from higher production volumes at Hobet and Dal-Tex. Ashland Coal believes that over the next 12 months cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.


Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.4 million and $2.2 million at March 31, 1995, and December 31, 1994, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $39.0 million. At March 31, 1995, and December 31, 1994, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $8.2 million and $7.7 million, respectively.

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.8 million (included in other long-term liabilities) and believes that probable insurance recoveries of $2.0 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.1 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.


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

ASHLAND COAL, INC. AND SUBSIDIARIES

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

Ashland Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration. The employees of some of Ashland Coal's operating subsidiaries are covered by the Wage Agreement, which provides for certain wage rates and benefits during its first three years. Thereafter, wages and certain benefits are subject to renegotiation. Employees of other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates is the Wage Agreement.

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

Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also rise. For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.6 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and may from time to time utilize certain types of derivative securities to manage its interest rate risk. Either extending the term of short-term borrowings at fixed rates or the use of derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. Although the Company is not currently using derivatives to manage its interest rate risk, the board of directors has authorized such use of derivatives in a limited fashion, and management is currently considering swapping some of its fixed rate debt to floating. The increased exposure to interest rate fluctuations would then be mitigated through the purchase of interest rate caps.


Recurring Factors Affecting Results of Operations

The Company's customers frequently combine nuclear, natural gas and other energy sources in their generating operations, and accordingly their demand for coal varies depending on price and transportation, regulatory, and other factors. Most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, usually by not

ASHLAND COAL, INC. AND SUBSIDIARIES
more than 15%, the quantity of coal purchased under the contract in a particular year. In addition, most of the Company s contracts contain a force majeure clause, which in the event of an act of God or other event beyond the control of the customer, allows the customer to suspend its performance under the contract for the duration of the effect of the event.

Sometimes the contract does not require the customer to make up purchases not made by reason of force majeure. Some contracts contain "reopener" provisions that require the parties to reach new agreements regarding price in order to maintain the contract, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions.

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

Hobet and subsidiaries of Dal-Tex are parties to the Wage Agreement. From time to time in the past, most recently in 1993, strikes and work stoppages have adversely affected production at the operations of Hobet and Dal-Tex, and have caused disruptions at their mines. Any future strike or work stoppage that affected both Hobet and the subsidiaries of Dal-Tex for a prolonged period would have a significant adverse effect on the Company's results of operations. If the UMWA is successful in unionizing Mingo Logan (see discussion above), Mingo Logan also would be subject to the types of labor disruptions described here.

Any one or a combination of changing demand, fluctuating selling prices, routine operational, geologic and weather-related factors, or labor disruptions may occur at times or in a manner that causes results of operations to deviate from expectations.

                          Part II - Other Information


Item 1. Legal Proceedings
     There is a pending suit in Circuit Court for Mingo County, West Virginia, filed September 3, 1993, by the administrator of an estate of a deceased employee of Mingo Logan. The employee died in an accident involving the longwall mining equipment at the Mountaineer Mine. The suit is based on product liability, breach of warranty, and negligence claims against Mingo Logan and other unrelated defendants, including the equipment manufacturer, and seeks compensatory and punitive damages of $45 million. The case is in discovery, and a trial has been scheduled for late 1995. Mingo Logan denies responsibility for the accident, and the Company believes that the claim will not have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
     (a) The Company's Annual Meeting of Stockholders was held on April 28, 1995, at the Ashland Coal Headquarters Building, 2205 Fifth Street Road, Huntington, West Virginia, at 10:30 a.m.

     (b) At such Annual Meeting, the holders of the Company's Common Stock elected the following nominees for director:

                                                Votes
                    Nominee              For            Withheld
               Robert A. Charpie     11,493,280           58,649
               Paul W. Chellgren     11,468,688           83,241
               Thomas L. Feazell     11,468,262           83,667
               Robert L. Hintz       11,493,286           58,643
               Thomas Marshall       11,492,388           59,541
               William C. Payne      11,468,788           83,141
               Robert E. Yancey, Jr. 11,468,686           83,243


The holders of the Company's Class B and C Preferred Stock elected the following nominees for director:

                                                Votes
                    Nominee               For           Withheld
               J. A. "Fred" Brothers      250               -
               J. Marvin Quin             250               -
               Juan Antonio Ferrando      250               -


     (c) At such Annual Meeting, the Company's stockholders by a vote of 15,066,219 for and 682,066 against, with 296,405 abstentions and 242,441 broker non-votes, approved the Ashland Coal, Inc. 1995 Stock Incentive Plan. One million shares of Ashland Coal $.01 par value Common Stock is reserved for issuance under this plan. Voting on this matter assumed, as required by the Company's Amended By-Laws, conversion of the Class B and Class C Preferred Stock into Common Stock immediately prior to the record date for such meeting.

     (d) At such Annual Meeting, the Company's stockholders by a vote of 16,276,116 for and 4,654 against, with 6,361 abstentions, ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1995. Voting on this matter assumed, as required by the Company's Amended By-laws, conversion of the Class B and Class C Preferred Stock into Common Stock immediately prior to the record date for such meeting.

Item 6. Exhibits and Reports on Form 8-K

     (b)     Reports on Form 8-K

     The following report on Form 8-K was filed with the Securities and Exchange Commission during the period covered by this Report:

             Current Report on Form 8-K dated February 10, 1995, reporting Ashland Inc. s purchase of all the Ashland Coal Class B Preferred Stock from Saarbergwerke AG.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASHLAND COAL, INC.
                                   (Registrant)


Date:  May 12, 1995                /s/  William M. Gerrick
                                   William M. Gerrick
                                   Controller (Chief Accounting Officer)


Date:  May 12, 1995                /s/   Roy F. Layman
                                   Roy F. Layman
                                   Administrative Vice President
                                    and Secretary