Form 10-Q
period 1995-06-30
ASHLAND COAL INC
filed 1995-08-10
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended June 30, 1995

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

At August 9, 1995, there were 13,748,583 shares of registrant's common stock outstanding.

                         Part I - Financial Information

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                              June 30        December 31
                                                 1995         1994
                                             (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $  5,418     $  1,120
  Trade accounts receivable                     57,731       62,362
  Other receivables                              3,530        9,124
  Inventories                                   39,913       30,211
  Prepaid royalties                             15,127       15,568
  Deferred income taxes                          3,270        3,158
  Other                                          5,152        4,020
                                               130,141      125,563
OTHER ASSETS
  Prepaid royalties                             69,076       58,779
  Coal supply agreements                        33,585       35,527
  Other                                         22,914       25,108
                                               125,575      119,414
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                         875,728      858,138
  Less accumulated depreciation,
   depletion, and amortization                 293,212      264,723
                                               582,516      593,415
                                              $838,232     $838,392
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 31,187     $ 35,988
  Accrued expenses                              31,467       33,352
  Income taxes payable                           1,254          305
  Current portion of debt                       34,847       43,963
                                                98,755      113,608
LONG-TERM DEBT                                 197,726      200,000
ACCRUED POSTRETIREMENT BENEFITS                 79,113       75,196
OTHER LONG-TERM LIABILITIES                     49,674       48,217
DEFERRED INCOME TAXES                           27,314       32,388

STOCKHOLDERS' EQUITY
  Convertible preferred stock                   67,841       67,841
  Common stock                                     137          137
  Paid-in capital                              109,014      108,711
  Retained earnings                            208,687      192,294
  Treasury stock, at cost                          (29)          -
                                               385,650      368,983
                                              $838,232     $838,392


See notes to condensed consolidated financial statements.


ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                             Three Months Ended    Six Months Ended
                                   June 30               June 30
                                1995      1994        1995      1994
REVENUES
  Coal sales                 $147,919  $150,706    $300,328  $283,581
  Operating revenues            3,695     3,944       7,910     8,557
                              151,614   154,650     308,238   292,138
COSTS AND EXPENSES
  Cost of coal sold           123,415   125,702     255,002   249,387
  Operating expenses            2,865     2,917       5,536     5,770
  Selling, general, and
   administrative expenses      7,119     8,600      14,310    17,091
                              133,399   137,219     274,848   272,248
     OPERATING INCOME          18,215    17,431      33,390    19,890

OTHER INCOME (EXPENSE)
  Interest income                  46        50          57        58
  Interest expense             (5,333)   (5,667)    (10,473)  (11,152)
     INCOME BEFORE
       INCOME TAXES            12,928    11,814      22,974     8,796

Income tax expense              1,362       295       2,367       334

     NET INCOME              $ 11,566  $ 11,519    $ 20,607  $  8,462

Earnings per common share
  Primary                    $    .62  $    .62    $   1.10  $    .44
  Fully diluted              $    .60  $    .60    $   1.07  $    .44

Dividends declared per
 common share                $   .115  $    .10    $    .23  $    .20



See notes to condensed consolidated financial statements.


ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                            Six Months Ended June 30
                                                 1995         1994
OPERATING ACTIVITIES
 Net income                                  $  20,607    $   8,462
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation, depletion, and amortization    34,948       35,955
   Prepaid royalties expensed                   10,681       10,604
   Deferred income taxes                        (5,186)      (7,305)
   Gain on disposition of assets                  (399)         (20)
   Partnership costs in excess of
    cash advances                                  417          425
   Changes in operating assets and
    liabilities                                 (1,018)      (4,802)
           CASH PROVIDED BY
            OPERATING ACTIVITIES                60,050       43,319

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                                   (20,975)     (18,714)
   Proceeds from sales                           1,359        1,137
 Advances on prepaid royalties                 (18,242)     (17,688)
           CASH USED IN
            INVESTING ACTIVITIES               (37,858)     (35,265)

FINANCING ACTIVITIES
 Proceeds from borrowings                      605,244      376,887
 Payments on borrowings                       (619,197)    (380,241)
 Dividends paid                                 (4,214)      (3,652)
 Proceeds from sale of common stock                273        1,115
           CASH USED IN
            FINANCING ACTIVITIES               (17,894)      (5,891)

Increase in cash and cash equivalents            4,298        2,163
Cash and cash equivalents at beginning
 of period                                       1,120          556

Cash and cash equivalents at end of period   $   5,418    $   2,719



See notes to condensed consolidated financial statements.


ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)


NOTE A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1994. Results of operations for the periods ended June 30, 1995, are not necessarily indicative of results to be expected for the year ending December 31, 1995.


NOTE B - RECLASSIFICATIONS

Certain amounts in the 1994 financial statements have been reclassified to conform with the classifications in the 1995 financial statements.


NOTE C - INVENTORIES

 Inventories are comprised of the following:

                                  June 30, 1995      December 31, 1994
                                            (In thousands)
 Coal                                 $21,759               $14,198
 Supplies and other                    18,154                16,013
                                      $39,913               $30,211

NOTE D - DEBT

 Debt consists of the following:

                                  June 30, 1995      December 31, 1994
                                            (In thousands)
 9.78% senior unsecured notes
  payable in four equal annual
  installments beginning
  September 15, 1997                 $100,000              $100,000
 9.66% senior unsecured notes
  payable in six equal annual
  installments beginning
  May 15, 2001                         52,900                52,900
 8.92% senior unsecured notes
  due May 15, 1996                     22,100                22,100
 Indebtedness to banks under
  revolving credit agreement           55,000                25,000
 Indebtedness to banks under
  lines of credit                          -                 43,858
 Other                                  2,573                   105
                                      232,573               243,963
 Less current portion                  34,847                43,963
 Long-term debt                      $197,726              $200,000

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E - COMPUTATION OF EARNINGS PER SHARE

                              Three Months Ended    Six Months Ended
                                    June 30              June 30
                                1995      1994        1995      1994
                               (In thousands, except per share data)

Net income                    $11,566   $11,519     $20,607   $ 8,462
Less: Common stock dividends    1,580     1,369       3,159     2,735
      Preferred stock
       dividends                  702       633       1,402     1,264

Undistributed earnings        $ 9,284   $ 9,517     $16,046   $ 4,463

Primary
 Average shares and
  equivalents outstanding:
  Shares outstanding           13,742    13,694      13,734    13,679
  Shares issuable upon
    Conversion of preferred
     stock                      4,587     4,587       4,587     4,587
    Exercise of stock options      57        65          59        33

   Total                       18,386    18,346      18,380    18,299

 Per share amounts:
  Undistributed earnings      $   .50   $   .52     $   .87   $   .24
  Dividends (except
   preference dividends)          .12       .10         .23       .20

   Net income                 $   .62   $   .62     $  1.10   $   .44

Fully Diluted
 Average shares and
  equivalents outstanding:
  Shares outstanding           13,742    13,694      13,734    13,679
  Shares issuable upon
     Conversion of preferred
      stock                     5,212     5,212       5,212     5,212
     Exercise of stock options     57        65          63        33

   Total                       19,011    18,971      19,009    18,924

 Per share amounts:
  Undistributed earnings      $   .48   $   .50     $   .84   $   .24
  Dividends (except
   preference dividends)          .12       .10         .23       .20

   Net income                 $   .60   $   .60     $  1.07   $   .44



ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE F - CONTINGENCIES

 Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.9 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.8 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $5.0 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consoli dated financial condition, results of operations, or liquidity of the Company.

ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis


Results of Operations

Quarter Ended June 30, 1995, Compared
  to Quarter Ended June 30, 1994

Net income for the quarter ended June 30 was $11.6 million in 1995 and $11.5 million in 1994.

Gross profit on coal sales (selling price less cost of sales) declined $.40 per ton from the second quarter of 1994 to the second quarter of 1995, but that reduction was largely offset by an increase in sales volume from 5.1 million to 5.5 million tons. The reduction in gross profit stemmed from scheduled price and volume reductions on an important sales contract, expiration of another contract at the end of 1994, deferral of some second quarter 1995 contract shipments to Cincinnati Gas & Electric Company (CG&E), and lower prices under short-term agreements. Those factors were nearly offset by a lower average cost of sales per ton, which was an outgrowth of recent cost reduction initiatives and higher production levels (without appreciable changes in the amounts of labor and equipment) at some of the mines. The average cost of sales in the second quarter was the lowest ever recorded by the Company.

Selling, general, and administrative expenses declined $1.5 million. This decrease was primarily attributable to a reduction in sales contract amortization because of the sales contract expiration at the end of 1994. Interest expense decreased $.3 million, reflecting lower average debt levels.

The Company recorded income tax expense of $1.4 million for the second quarter of 1995 and $.3 million in the same period of 1994. As discussed below, this increase relates to higher estimated profitability in 1995.

Six Months Ended June 30, 1995, Compared to Six Months Ended June 30, 1994

For the six months ended June 30, 1995, net income was $20.6 million. In the comparable period of 1994, net income was $8.5 million.

Gross profit on coal sales rose $.58 per ton from 1994 to 1995. The effects of the contract modifications and expiration discussed above and of lower short-term prices were more than offset by cost reductions. In addition to the factors affecting second quarter comparisons, the effects of severe winter weather during the first two months of 1994 and the operational aftereffects of the 1993 strike by the United Mine Workers of America (UMWA) on production during the first quarter of 1994 adversely affected 1994 costs. The seven-month strike ended in December 1993.

Operating revenues were $.6 million lower in 1995 than in 1994, principally because of the inclusion in 1994 of a $1.0 million recovery from a contractor for business interruption losses related to the 1992 silo collapse at Mingo Logan's preparation plant.

Selling, general, and administrative expenses declined $2.8 million, from $17.1 million in 1994 to $14.3 million in 1995. That change related primarily to the change in sales contract amortization because of the expired contract. Interest expense was reduced by $.7 million, principally because of lower average debt levels.

Income tax expense rose to $2.4 million in 1995 from $.3 million in 1994. The estimated annual effective tax rate for 1995 is currently 10.3%; the rate at June 30, 1994, was 3.8%. That increase in estimated effective tax rate reflects higher projected profitability in 1995 coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

ASHLAND COAL, INC. AND SUBSIDIARIES

Balance Sheet

The balance of trade accounts receivable at June 30, 1995, was $4.6 million less than the balance at December 31, 1994. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at June 30, 1995, and December 31, 1994, reflect the levels of coal sales in June 1995 and December 1994, respectively. If, as the Company expects, the level of the Company's export sales increases, the number of weeks of sales in receivables will likely also increase, because receivables from export sales typically bear longer payment terms. All significant customer accounts are being paid within credit terms.

Other receivables decreased from $9.1 million at December 31, 1994, to $3.5 million at June 30, 1995. The balance at December 31, 1994, was unusually high because of amounts due for business interruption losses related to the 1993 silo failure at Mingo Logan Coal Company (Mingo Logan) and a compensation agreement for an easement which rendered certain coal unminable. In addition, the receivable under a railroad freight contract was higher at December 31, 1994, than at June 30, 1995, because that contract provides for an annual payment in the first quarter of each year of the amount earned in the preceding calendar year.

Inventories increased $9.7 million from December 31, 1994, to June 30, 1995. An increase in coal inventories accounted for $7.6 million of this increase, and the remainder of the increase was in supplies. Coal inventories increased because of the deferral of shipments to CG&E, higher inventories at export terminals in support of increased export sales, and higher inventory levels after start-up of improvements to the coal handling facilities at the Hobet 21 complex of Hobet Mining, Inc. (Hobet). Those factors were partially offset by seasonal and other
normal fluctuations.   Supplies inventories increased in part because of
seasonal factors. Both coal and supplies inventories are expected to decline over the remainder of 1995 from the levels at June 30, 1995.

The noncurrent balance of prepaid royalties increased $10.3 million from the balance at December 31, 1994. This increase was largely because of an annual royalty payment of $16 million due at the end of March 1995.

Accounts payable and accrued expenses declined $4.8 million and $1.9 million, respectively, from December 31, 1994, to June 30, 1995, as the result of normal fluctuations.


Outlook

Ashland Coal anticipates that over the remainder of 1995 its gross profit per ton will approximate that of the six months ended June 30, 1995, and that sales volume will be about the same as in the first half. Average selling price is expected to rise, principally as a result of higher shipments to CG&E as shipments deferred in the second quarter are made. In addition, it is expected that prices on the spot market will improve somewhat, although this will not have a great impact on Ashland Coal because the amount of uncommitted tonnage through the end of 1995 is relatively small. Average cost of sales is expected to remain at a low level in the second half of 1995, but above that achieved in the second quarter. Primary factors responsible for the projected costs are improved mining conditions, increased blending of surface-mined raw coal with high-quality deep-mined coal beginning at the end of the first quarter, and other operational efficiencies.

The Company expects the effective tax rate for 1995 to be significantly higher than the rate in 1994, because income in 1995 is expected to be higher relative to percentage depletion. The Company's effective tax rate is sensitive to changes in profitability relative to the level of percentage depletion. Ashland Coal anticipates that its effective tax rate for 1996 may be significantly higher than the rate for 1995. The Company currently expects that it may be unable to recognize a

ASHLAND COAL, INC. AND SUBSIDIARIES
substantial portion of its alternative minimum tax credits (AMT credits) generated during 1996. The Company has recognized the deferred tax benefit of all of its AMT credits generated through 1994 and expects to recognize all of the AMT credits generated in 1995.

Contracts with CG&E providing for the sale of coal at prices above current market prices are scheduled to expire at the end of 1995, and it is likely selling prices will be reduced beginning in 1996 under three other contracts as a result of contract provisions that permit the adjustment of contract prices for changes in market conditions. These expirations and price reductions will have a material adverse effect on the Company. The Company is continuing its efforts to reduce costs, increase production and obtain long-term contracts to replace the expiring contracts, and it continues to evaluate the amount of the benefits to be derived from these efforts, as well as the timing for receipt of those benefits. In addition, the Company is evaluating the optimum level of production for 1996 and the expected level of the Company's selling prices for that year in light of the CG&E contract expirations, the expected price reductions in the three other contracts, expected market price and the likely mix of contract and spot sales. At present, the Company is unable to predict how 1996 results of operations will relate to anticipated 1995 results.

The unseasonably mild weather experienced in the winter of 1994-1995 and slower economic growth in the second quarter of 1995 have caused demand and prices to weaken since late 1994. Recent hot summer weather appears to be having a stabilizing effect on the spot market and in combination with stronger economic growth projected in the second half of 1995 should help to move supply and demand toward equilibrium. The Company believes that the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. It appears, however, that any further effects on spot market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply. The Company's exposure to spot market prices is limited in 1995 because of its present level of sales commitments. The Company has significant uncommitted tonnage for 1996, however. The Company expects to enter into long-term contracts and spot commitments in the second half of 1995 for 1996 deliveries.

Ashland Coal believes its export sales volume will increase signifi cantly in 1995 as the result of a better balance of supply and demand worldwide, but the Company does not expect that such increase in export sales will have any significant effect on its results of operations.
The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility and profit potential.

The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when the dragline development at the Hobet 07 mine in Mingo and Logan Counties, West Virginia, commenced. As a consequence of these expected lower prices and to enhance profitability of the mine, the Company is studying various courses of action relating to the future of Hobet 07, and some action may be taken in the near term.

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the UMWA employees of Hobet and of the subsidiaries of Dal-Tex Coal Corporation, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the Wage Agreement and the Memorandum, taken as a whole, have not had and will not have an adverse effect on costs.

ASHLAND COAL, INC. AND SUBSIDIARIES

The labor forces at Mingo Logan and its Mountaineer Mining Company and Bearco divisions are not currently unionized. However, in a National Labor Relations Board (NLRB) proceeding, Mingo Logan and certain other employers with whom Mingo Logan contracts for construction and mining services were determined to be joint employers by the Acting Regional Director for NLRB Region 9. As a consequence of this ruling, the bargaining unit at Mingo Logan's Mountaineer Mine for purposes of collective bargaining has been determined to be comprised of employees of Mingo Logan and its contractors, and these employees voted together on January 19, 1995, on the question of whether or not to be represented by the UMWA. The result of this vote, which was required by the NLRB decision, is not yet known as the ballots have been sealed pending appeal of the initial determination concerning the appropriate bargaining unit. Mingo Logan has appealed the decision of the Acting Regional Director to the NLRB, and Mingo Logan expects to prevail in its appeal. If Mingo Logan does prevail on appeal, the January 19, 1995, representation election results will be invalidated.

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


Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 1995 and 1994:

                                                     1995      1994
                                                     (In thousands)
   Net cash provided by (used in)
     Operating activities
      Before changes in operating assets
       and liabilities . . . . . . . . . . . . . . $ 61,068  $ 48,121
      Changes in operating assets and liabilities.   (1,018)   (4,802)
                                                     60,050    43,319
     Investing activities  . . . . . . . . . . . .  (37,858)  (35,265)
     Financing activities  . . . . . . . . . . . .  (17,894)   (5,891)
 Increase in cash and cash equivalents . . . . . . $  4,298  $  2,163


Cash provided by operating activities before changes in operating assets and liabilities increased in 1995 from 1994 primarily because of higher costs and lower sales volume in the first quarter of 1994 that resulted from the aftereffects of the UMWA strike and severe winter weather. Cash used for changes in operating assets and liabilities decreased in 1995 from 1994 primarily as the result of growth in accounts receivable balances in 1994, largely offset by growth in accounts payable and accrued expense balances during the same period. The balances of trade receivables, accounts payable, and accrued expenses at December 31, 1993, reflect the level of coal sales and mining activity in December 1993. Coal sales and mining activity in December 1993 were markedly lower because of the strike by the UMWA and the aftereffects of the strike once it was settled. Two other offsetting factors affecting changes in operating assets and liabilities were a 1995 decrease in other receivables (discussed above) and a 1994 increase in income taxes payable.

The increase in cash used for investing activities in 1995 from 1994 primarily reflects a $2.3 million increase in capital expenditures.

A $10.6 million increase in payments on long-term borrowings with cash provided by operating activities accounted for most of the increase in cash used for financing activities in 1995 as compared to 1994.

ASHLAND COAL, INC. AND SUBSIDIARIES

The Company's capital expenditures during the first six months of 1995 were $21.0 million, which is $2.3 million higher than the comparable period in 1994. The Company estimates that during the remainder of 1995, capital expenditures may be as much as $57 million.

On January 29, 1993, mining equipment valued at approximately $64 million being used by Dal-Tex and Hobet was sold and leased back under an operating lease for a three year term. In May 1995 the Company completed the negotiation of a two-year extension of that lease for most of the equipment. The equipment not included in the extension may be repurchased at the Company's option for approximately $4 million in January 1996. The portion of the equipment included in the two-year extension may be repurchased at the Company's option in January 1998 for approximately $28 million. Ashland Coal believes that such purchase, if it should occur, would be funded under the Company's revolving credit agreement or lines of credit.

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement s termination in 1999. At June 30, 1995, the Company had $55 million borrowed under this agreement. The Company also had $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Certain of these senior notes amounting to $22.1 million are due on May 15, 1996. The Company anticipates that it will fund this payment under its revolving credit agreement. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 1995, there were $247.9 million of such agreements in effect with no borrowings outstanding. The Company expects to make discretionary prepayments of approximately $12 million on indebtedness under the revolving credit agreement from cash flow generated by operations during the remainder of 1995 and the first half of 1996.

The Company expects cash flow provided by operating activities in 1995 to be higher than the 1994 level as a result of increased sales stemming from higher production volumes at Hobet and Dal-Tex, but cash flow from operations may be reduced in 1996 by the expiration of the CG&E contracts and price adjustments under other contracts as discussed above. Ashland Coal believes that over the next 12 months cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.


Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.4 million and $2.2 million at June 30, 1995, and December 31, 1994, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $39.0 million. At June 30, 1995, and December 31, 1994, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $8.8 million and $7.7 million, respectively.

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.9 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.8 million (included in other assets) related

ASHLAND COAL, INC. AND SUBSIDIARIES
to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $5.0 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.


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

Although the Company cannot predict changes in its costs of production and coal prices with certainty, Ashland Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. Further, because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to limit its exposure to depressed spot market prices which result from industry overcapacity by entering into long-term coal supply agreements, which ordinarily provide for prices in excess of spot market prices. In the event of a disruption of supply, the Company might, depending on the level of its sales commitments, benefit from higher spot prices if its own mines were not affected by the disruption.

Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also rise. For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.3 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on

ASHLAND COAL, INC. AND SUBSIDIARIES

Ashland Coal's earnings could be partially offset by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and may from time to time utilize certain types of derivative securities to manage its interest rate risk. Either extending the term of short-term borrowings at fixed rates or the use of derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. Although the Company is not currently using derivatives to manage its interest rate risk, the board of directors has authorized such use of derivatives in a limited fashion, and management is currently considering swapping some of its fixed-rate debt for floating-rate debt. The increased exposure to interest rate fluctuations would then be mitigated through the purchase of interest rate caps.


Recurring Factors Affecting Results of Operations

The Company's customers frequently combine nuclear, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal varies depending on price and transportation, regulatory, and other factors. Most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, usually by not more than 15%, the quantity of coal purchased under the contract in a particular year. In addition, most of the Company s contracts contain a force majeure clause, which in the event of an act of God or other event beyond the control of the customer, allows the customer to suspend its performance under the contract for the duration of the effect of the event.
Sometimes the contract does not require the customer to make up purchases not made by reason of force majeure. Some contracts contain "reopener" provisions that require the parties to reach new agreements regarding price in order to maintain the contract, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions.

The Company's coal production is subject to a variety of operational, geologic, and weather-related factors that routinely cause production to fluctuate. Operational factors include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine called a panel are exhausted. The size of a panel varies and therefore the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Geologic conditions within mines are not uniform. Overburden ratios at the surface mines vary, as do roof and floor conditions and seam thickness in the longwall mine. These variations can be either positive or negative for production. Weather conditions can also have a significant effect on the Company's production, depending on the severity and duration of the condition.
For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites. Any event disrupting production at Mingo Logan for a prolonged period would have a significant adverse effect on the Company's results of operations because of the high volume of coal produced by Mingo Logan and the relatively high contribution to operating income by the sale of each ton of that coal.

Hobet and subsidiaries of Dal-Tex are parties to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at the operations of Hobet and Dal-Tex and have caused disruptions at their mines. Any future strike or work stoppage that affected both Hobet and the subsidiaries of Dal-Tex for a prolonged period would have a significant adverse effect on the Company's results of operations. If the UMWA is successful in unionizing Mingo Logan (see discussion above), Mingo Logan also would be subject to the types of labor disruptions described here.

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


Item 6. Exhibits and Reports on Form 8-K
     (a)     10.1 Ashland Coal, Inc. 1995 Stock Incentive Plan

             10.2 Coal Lease Agreement dated March 1, 1993, between
                  Oglebay Norton Company and Allegheny Land Company No. 2 (a wholly owned subsidiary of Ashland Coal, Inc.)

             27   Financial Data Schedule

     (b)     Reports on Form 8-K

     The following report on Form 8-K was filed with the Securities and Exchange Commission during the period covered by this Report:

             Current Report on Form 8-K dated April 6, 1995, reporting
             (1) the termination of discussions with Quaker Coal Company, Inc. concerning the possible purchase by Ashland Coal of Quaker's Kentucky operations, and (2) confirmation by Saarbergwerke AG of the termination of rights and obligations under its existing contracts with Ashland Coal (following Saarbergwerke AG's sale of all its Ashland Coal Class B Preferred Stock to Ashland, Inc.).

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASHLAND COAL, INC.
                                   (Registrant)


Date:  August 10, 1995             /s/  William M. Gerrick
                                   William M. Gerrick
                                   Controller (Chief Accounting Officer)


Date:  August 10, 1995             /s/   Roy F. Layman
                                   Roy F. Layman
                                   Administrative Vice President
                                    and Secretary

                               Ashland Coal, Inc.
                   Form 10-Q for Quarter Ended June 30, 1995


                               INDEX TO EXHIBITS

ITEM

10.1  Ashland Coal, Inc. 1995 Stock Incentive Plan

10.2 Coal Lease Agreement dated March 1, 1993, between Oglebay Norton Company and Allegheny Land Company No. 2 (a wholly owned subsidiary of Ashland Coal, Inc.)

27    Financial Data Schedule