Form 10-Q
period 1995-09-30
ASHLAND COAL INC
filed 1995-11-14
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended September 30, 1995

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

At November 10, 1995, there were 13,750,358 shares of registrant's common stock outstanding.

                         Part I - Financial Information

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                            September 30  December 31
                                                 1995        1994
                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $  1,451     $  1,120
  Trade accounts receivable                     65,831       62,362
  Other receivables                              4,361        9,124
  Inventories                                   35,884       30,211
  Prepaid royalties                             14,588       15,568
  Deferred income taxes                          3,405        3,158
  Other                                          4,959        4,020
                                               130,479      125,563
OTHER ASSETS
  Prepaid royalties                             67,442       58,779
  Coal supply agreements                        32,665       35,527
  Other                                         21,633       25,108
                                               121,740      119,414
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                         898,870      858,138
  Less accumulated depreciation,
   depletion, and amortization                 308,763      264,723
                                               590,107      593,415
                                              $842,326     $838,392
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 35,334     $ 35,988
  Accrued expenses                              32,680       33,657
  Current portion of debt                       39,000       43,963
                                               107,014      113,608
LONG-TERM DEBT                                 187,540      200,000
ACCRUED POSTRETIREMENT BENEFITS                 78,787       75,196
OTHER LONG-TERM LIABILITIES                     51,283       48,217
DEFERRED INCOME TAXES                           25,487       32,388

STOCKHOLDERS' EQUITY
  Convertible preferred stock                   67,841       67,841
  Common stock                                     138          137
  Paid-in capital                              109,172      108,711
  Retained earnings                            215,093      192,294
  Treasury stock, at cost                          (29)          -
                                               392,215      368,983
                                              $842,326     $838,392

See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                            Three Months Ended    Nine Months Ended
                                September 30         September 30
                            1995        1994       1995      1994
REVENUES
  Coal sales               $154,403  $150,027    $454,731  $433,608
  Operating revenues          4,163     7,398      12,073    15,955
                            158,566   157,425     466,804   449,563
COSTS AND EXPENSES
  Cost of coal sold         133,351   130,346     388,353   379,733
  Operating expenses          2,896     2,842       8,432     8,612
  Selling, general, and
    administrative expenses   6,678     8,862      20,988    25,953
                            142,925   142,050     417,773   414,298
     OPERATING INCOME        15,641    15,375      49,031    35,265

OTHER INCOME (EXPENSE)
  Interest income                20       206          77       264
  Interest expense           (5,165)   (5,658)    (15,638)  (16,810)
     INCOME BEFORE
       INCOME TAXES          10,496     9,923      33,470    18,719

Income tax expense (benefit)  1,281      (240)      3,648        94

     NET INCOME             $ 9,215   $10,163     $29,822   $18,625

Earnings per common share
  Primary                   $   .49   $   .54     $  1.59   $   .99
  Fully diluted             $   .48   $   .53     $  1.55   $   .97

Dividends declared per
 common share               $  .115   $   .10     $  .345   $   .30


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                          Nine Months Ended September 30
                                                 1995        1994
OPERATING ACTIVITIES
 Net income                                    $29,822      $18,625
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation, depletion, and amortization    52,191       53,809
   Prepaid royalties expensed                   15,880       15,899
   Deferred income taxes                        (7,148)     (10,204)
   Gain on disposition of assets                  (355)      (1,443)
   Partnership costs in excess of cash advances    650          586
   Changes in operating assets and liabilities     286       (9,138)
           CASH PROVIDED BY
            OPERATING ACTIVITIES                91,326       68,134

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                                   (45,707)     (29,665)
   Proceeds from sales                           1,476        1,711
 Proceeds from equipment held for sale              -         2,250
 Advances on prepaid royalties                 (20,187)     (18,393)
           CASH USED IN
            INVESTING ACTIVITIES               (64,418)     (44,097)

FINANCING ACTIVITIES
 Proceeds from borrowings                      800,679      817,295
 Payments on borrowings                       (820,665)    (835,420)
 Dividends paid                                 (7,023)      (6,183)
 Proceeds from sale of common stock                432        1,428
           CASH USED IN
            FINANCING ACTIVITIES               (26,577)     (22,880)

Increase in cash and cash equivalents              331        1,157
Cash and cash equivalents at
 beginning of period                             1,120          556

Cash and cash equivalents at end of period      $1,451       $1,713






See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)


NOTE A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1994. Results of operations for the periods ended September 30, 1995, are not necessarily indicative of results to be expected for the year ending December 31, 1995.


NOTE B - RECLASSIFICATIONS

Certain amounts in the 1994 financial statements have been reclassified to conform with the classifications in the 1995 financial statements.


NOTE C - INVENTORIES

Inventories are comprised of the following:

                                   September 30, 1995 December 31, 1994
                                              (In thousands)
Coal                                       $18,398          $14,198
Supplies                                    17,486           16,013
                                           $35,884          $30,211

NOTE D - DEBT

Debt consists of the following:

                                   September 30, 1995 December 31, 1994
                                              (In thousands)
9.78% senior unsecured notes,
 payable in four equal annual
 installments beginning
 September 15, 1997                         $100,000       $100,000
9.66% senior unsecured notes,
 payable in six equal annual
 installments beginning May 15, 2001          52,900         52,900
8.92% senior unsecured notes,
 due May 15, 1996                             22,100         22,100
Indebtedness to banks under revolving
 credit agreement                             40,000         25,000
Indebtedness to banks under lines of credit    8,927         43,858
Other                                          2,613            105
                                             226,540        243,963
Less current portion                          39,000         43,963
Long-term debt                              $187,540       $200,000


ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E - COMPUTATION OF EARNINGS PER SHARE

                                 Three Months Ended   Nine Months Ended
                                     September 30        September 30
                                   1995      1994        1995      1994
                                  (In thousands, except per share data)

Net income                       $ 9,215   $10,163     $29,822   $18,625
Less: Common stock dividends       1,581     1,372       4,740     4,107
   Preferred stock dividends         704       635       2,106     1,899
Undistributed earnings           $ 6,930   $ 8,156     $22,976   $12,619

Primary
 Average shares and equivalents
 outstanding:
  Shares outstanding              13,747    13,712      13,738    13,690
  Shares issuable upon
    Conversion of preferred stock  4,587     4,587       4,587     4,587
    Exercise of stock options         66        71          62        45
   Total                          18,400    18,370      18,387    18,322

 Per share amounts:
  Undistributed earnings         $   .37   $   .44     $  1.24   $   .69
  Dividends (except preference
   dividends)                        .12       .10         .35       .30
   Net income                    $   .49   $   .54     $  1.59   $   .99

Fully Diluted
 Average shares and equivalents
 outstanding:
  Shares outstanding              13,747    13,712      13,738    13,690
  Shares issuable upon
    Conversion of preferred stock  5,212     5,212       5,212     5,212
    Exercise of stock options         69        78          65        47
   Total                          19,028    19,002      19,015    18,949

 Per share amounts:
  Undistributed earnings         $   .36   $   .43     $  1.20   $   .67
  Dividends (except preference
   dividends)                        .12       .10         .35       .30
   Net income                    $   .48   $   .53     $  1.55   $   .97




ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE F - CHANGE IN ACCOUNTING ESTIMATE

 As the result of a revised actuarial estimate of the Company's accumulated postretirement benefit obligations, postretirement benefit expense for 1995 has been reduced from the amount originally estimated. Postretirement benefit expense was reduced $2.3 million in the third quarter of 1995.
This change increased net income for the three months and the nine months ended September 30, 1995, by $1.4 million, or $.07 per share on a fully diluted basis.


NOTE G - NONRECURRING OPERATING REVENUES

 In the quarter ended September 30, 1994, the Company recognized compensation for an easement which rendered certain coal unminable, gains on the sale of surplus mining equipment, and an insurance settlement related to a silo failure at Mingo Logan Coal Company. In the aggregate, these revenues were $3.2 million.


NOTE H - CONTINGENCIES

 Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.6 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.4 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis


Results of Operations

Quarter Ended September 30, 1995, Compared to Quarter Ended September 30, 1994

Net income for the quarter ended September 30, 1995, was $9.2 million. In the comparable quarter of 1994, net income was $10.2 million.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis was essentially unchanged from the third quarter of 1994 to the third quarter of 1995, but would have been approximately $.42 per ton lower if not for a reduction of $2.3 million in postretirement benefit expense arising from a revised actuarial estimate. Gross profit per ton was reduced primarily by the effects of scheduled price and volume reductions on an important sales contract and the expiration of another contract at the end of 1994. Largely offsetting those effects was a lower average cost per ton, which was an outgrowth of recent cost reduction initiatives and higher production levels (without appreciable changes in the amounts of labor and equipment) at some of the mines. Sales volume rose 7%.

Operating revenues were $3.2 million lower in 1995 than in 1994. The third quarter of 1994 included compensation for an easement which rendered certain coal unminable, the gain on the sale of surplus mining equipment, and an insurance settlement aggregating $3.2 million.

Selling, general, and administrative expenses declined $2.2 million, primarily because of a reduction in sales contract amortization resulting from the sales contract expiration at the end of 1994. Interest expense decreased $.5 million, because of lower average debt levels.

Income tax expense was $1.3 million in the third quarter of 1995, but in the same quarter of 1994 a small income tax benefit was recorded. As discussed below, this increase relates to higher estimated profitability in 1995.

Nine Months Ended September 30, 1995, Compared to Nine Months Ended September 30, 1994

Net income was $29.8 million for the nine months ended September 30, 1995, and $18.6 million for the nine months ended September 30, 1994.

Gross profit on coal sales rose $.38 per ton from 1994 to 1995, as the effects of the contract modifications and expiration discussed above were more than offset by cost reductions. In addition to the factors affecting third quarter comparisons, the effects of severe winter weather during the first two months of 1994 and the operational aftereffects of the 1993 strike by the United Mine Workers of America (UMWA) on production during the first quarter of 1994 adversely affected 1994 costs. The seven-month strike ended in December 1993. Sales volume increased nearly 12%.

Operating revenues were $3.9 million lower in 1995 than in 1994, principally because of the items affecting the quarterly comparison described above and inclusion in 1994 of a $1.0 million recovery from a contractor for business interruption losses related to the 1992 silo collapse at the preparation plant of Mingo Logan Coal Company (Mingo Logan).

Selling, general, and administrative expenses declined $5.0 million, primarily because of the sales contract amortization in 1994 related to the expired contract. Interest expense was reduced by $1.2 million, principally because of lower average debt levels.

ASHLAND COAL, INC. AND SUBSIDIARIES

Income tax expense rose to $3.6 million in 1995 from $.1 million in 1994. The estimated annual effective tax rate for 1995 is currently 10.9%; the effective rate at September 30, 1994, was near zero. The increase in estimated effective tax rate reflects higher projected profitability in 1995 coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.


Balance Sheet

The balance of trade accounts receivable at September 30, 1995, was $3.5 million more than the balance at December 31, 1994. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at September 30, 1995, and December 31, 1994, reflect the levels of coal sales in September 1995 and December 1994, respectively. The Company is now exporting more coal than was the case in the recent past. Depending on the timing and size of individual export shipments, the number of weeks of sales in receivables will vary and may increase because receivables from export sales typically bear longer payment terms. All significant customer accounts are being paid within credit terms.

Other receivables decreased from $9.1 million at December 31, 1994, to $4.4 million at September 30, 1995. The balance at December 31, 1994, was unusually high because of amounts due for business interruption losses related to the 1993 silo failure at Mingo Logan and a compensation agreement for an easement which rendered certain coal unminable.

Inventories increased $5.7 million from December 31, 1994, to September 30, 1995. An increase in coal inventories accounted for $4.2 million of this increase, and the remainder of the increase was in supplies. Coal inventories increased because of higher inventories at export terminals in support of increased export sales, higher inventory levels after start-up of improvements to the coal handling facilities at the Hobet 21 complex of Hobet Mining, Inc. (Hobet), and other normal fluctuations. Supplies inventories increased in part because of seasonal factors and are expected to decline somewhat over the remainder of 1995 from the levels at September 30, 1995.

The noncurrent balance of prepaid royalties increased $8.7 million from December 31, 1994, to September 30, 1995. This increase was largely because of an annual royalty payment of $16 million due at the end of March 1995.


Outlook

Ashland Coal expects that the fourth quarter of 1995 will be marked by a continuation of the favorable production costs experienced in the first three quarters, higher sales volume, and somewhat lower prices. Overall, the quarter is expected to be comparable to the fourth quarter of 1994.

The Company believes that its earnings in 1996 will decrease significantly from the projected high level of 1995. Contracts with Cincinnati Gas & Electric Company (CG&E) providing for the sale of coal at prices above current market prices are scheduled to expire at the end of 1995, and selling prices will be reduced beginning in 1996 under three other contracts as a result of contract provisions that permit the adjustment of contract prices for changes in market conditions. In combination, these expirations and price reductions will have a material adverse effect on the Company. Current unfavorable market conditions are depressing the prices at which the production tonnage previously committed to CG&E can be sold. The Company is continuing its efforts to reduce costs, increase production, and obtain long-term contracts to replace the expiring contracts. Operational changes already made or planned will have a substantial favorable effect on 1996 earnings, but realization of the full benefit of those actions is not expected until 1997. In addition, somewhat higher mining costs expected at Mingo Logan will offset some of the cost reductions at other operations.

ASHLAND COAL, INC. AND SUBSIDIARIES

Ashland Coal anticipates that its effective tax rate for 1996 may be significantly higher than the rate for 1995. The Company currently expects that it may be unable to recognize a substantial portion of its alternative minimum tax credits (AMT credits) generated during 1996. The Company has recognized the deferred tax benefit of all of its AMT credits generated through 1994 and expects to recognize all of the AMT credits generated in 1995. Congress is currently considering legislation that may enhance the ability of the Company to use its AMT credits.

The Company believes that the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. It appears, however, that any further effects on spot market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply. The Company has very little exposure to spot market prices for the remainder of 1995 because of its present level of sales commitments. Because of its expected level of spot and contract commitments for 1996, the Company does not expect that a significant movement in spot prices during the year would have a material effect on the Company s results of operations.

Ashland Coal s export sales volume has increased significantly in 1995 compared to 1994 as the result of a better balance of supply and demand worldwide, but such increase in export sales has not had any significant effect on the Company s results of operations nor is it expected to in the near future. The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility and profit potential.

The Company does not now expect that coal prices will be as high during the remainder of this decade as was anticipated in the mid-1980's, when mountaintop removal mining using a dragline at the Hobet 07 mine in Mingo and Logan Counties, West Virginia, commenced. As a consequence of these expected lower prices and to improve profitability of the mine, on November 13, 1995, Hobet laid off 146 employees, approximately half the work force, at Hobet 07 and will discontinue mountaintop removal mining at that mine. Mining at the complex will be carried out through highwall mining, deep mining, and small-scale surface mining. The Marion 8200 dragline that had operated at Hobet 07 will be moved to the nearby operations of Dal-Tex Coal Corporation (Dal-Tex) where better geologic conditions will allow a dragline to operate profitably. The Company expects to recognize a charge related to this layoff of approximately $.3 million before tax in the fourth quarter of 1995.

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the UMWA employees of Hobet and of the subsidiaries of Dal-Tex, provides for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the Wage Agreement and the Memorandum, taken as a whole, have not had and will not have an adverse effect on costs.

The labor forces at Mingo Logan and its Mountaineer Mining Company and Bearco divisions are not currently unionized. However, in a National Labor Relations Board (NLRB) proceeding, Mingo Logan and certain other employers with whom Mingo Logan contracts for construction and mining services were determined to be joint employers by the Acting Regional Director for NLRB Region 9. As a consequence of this ruling, the bargaining unit at Mingo Logan's Mountaineer Mine for purposes of collective bargaining has been determined to be comprised of employees of Mingo Logan and its contractors, and these employees voted together on January 19, 1995, on the question of whether or not to be represented by the UMWA. The result of this vote, which was required by the NLRB decision, is not yet known as the ballots have been sealed pending appeal of the initial determination concerning the appropriate bargaining unit. Mingo Logan has appealed the Acting Regional Director's decision to the NLRB and expects to prevail in its appeal. If Mingo Logan does prevail on appeal, the January 19, 1995, representation election results will be invalidated.

ASHLAND COAL, INC. AND SUBSIDIARIES

The Company continues to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for production and/or marketing synergies and margin improvement. Such acquisitions, if they occur, may be in the central Appalachian coal fields, which is currently the Company's primary area of operations, in coal fields in other regions of the U.S., or abroad.


Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 1995 and 1994:

                                                     1995      1994
                                                     (In thousands)
   Net cash provided by (used in)
     Operating activities
      Before changes in operating assets
       and liabilities . . . . . . . . . . . . . . $ 91,040  $ 77,272
      Changes in operating assets and liabilities.      286    (9,138)
                                                     91,326    68,134
     Investing activities. . . . . . . . . . . . .  (64,418)  (44,097)
     Financing activities. . . . . . . . . . . . .  (26,577)  (22,880)
   Increase in cash and cash equivalents . . . . . $    331  $  1,157


Cash provided by operating activities before changes in operating assets and liabilities increased in 1995 from 1994 primarily because of higher levels of production, which permitted higher levels of sales. In addition, the higher production was achieved with approximately the same amounts of labor and equipment, so the cost per ton was reduced. As noted above, production and costs were adversely affected in the first quarter of 1994 by the aftereffects of the strike by the UMWA and by severe winter weather. Production and costs have also improved during 1995 because of cost reduction initiatives described above. Cash used for changes in operating assets and liabilities decreased in 1995 from 1994 primarily as the result of growth in accounts receivable balances in 1994. The balance of trade receivables at December 31, 1993, reflects the level of coal sales in December 1993, a period when coal sales were markedly lower because of the strike by the UMWA and the aftereffects of the strike once it was settled.

The increase in cash used for investing activities in 1995 from the 1994 level primarily reflects a $16.0 million increase in capital expenditures.

The increase in cash used for financing activities in 1995 as compared to 1994 reflects somewhat higher repayment of borrowings and an increase in dividends, partially offset by lower proceeds from the sale of common stock.

The Company's capital expenditures during the first nine months of 1995 were $45.7 million, which compares to $29.7 million during the comparable period of 1994. The Company estimates that during the remainder of 1995, capital expenditures may be as much as $27 million.

Ashland Coal s Board of Directors has authorized the repurchase, from time to time, of up to one million shares of Ashland Coal s common stock. Shares acquired may be used for general corporate purposes. The Company expects to fund any such share repurchases from cash flow from operations or from borrowings under its existing borrowing facilities, or both.

On January 29, 1993, mining equipment valued at approximately $64 million being used by Dal-Tex and Hobet was sold and leased back under an operating lease for a three year term. In May 1995 the Company completed the negotiation of

ASHLAND COAL, INC. AND SUBSIDIARIES
a two-year extension of that lease for most of the equipment. The equipment not included in the extension may be repurchased at the Company's option for approximately $4 million in January 1996. The portion of the equipment included in the two-year extension may be repurchased at the Company's option in January 1998 for approximately $28 million. Ashland Coal believes that such purchase, if it should occur, would be funded under the Company's revolving credit agreement or lines of credit.

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement s termination in 1999. At September 30, 1995, the Company had $40 million borrowed under this agreement. The Company also had $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Certain of these senior notes amounting to $22.1 million are due on May 15, 1996. The Company anticipates that it will fund this payment under its revolving credit agreement. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 1995, there were $270 million of such agreements in effect with borrowings outstanding of $8.9 million. The Company expects to make payments on the indebtedness under the lines of credit and discretionary prepayments on currently existing indebtedness under the revolving credit agreement totalling approximately $17 million from cash flow generated by operations over the next 12 months.

The Company expects cash flow provided by operating activities to be reduced in 1996 from the 1995 level because of the expiration of the CG&E contracts and price adjustments under other contracts as discussed above. Ashland Coal believes that over the next 12 months cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.


Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.3 million and $2.2 million at September 30, 1995, and December 31, 1994, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $39.0 million. At September 30, 1995, and December 31, 1994, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $10.1 million and $7.7 million, respectively.

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.6 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.4 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

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

Price risk - Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement, or any successor agreement. Some of the long-term contracts permit adjustment in contract price for changes in market conditions. Low market prices such as those that have prevailed recently raise the price risk under these contracts. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related.

The coal industry is highly competitive, and Ashland Coal competes with a large number of other coal producers. Ashland Coal believes that it can compete effectively with other coal producers in the eastern United States because of the Company s low production costs, high-quality reserves, and ability to accommodate customers transportation requirements. Factors such as utility deregulation and new clean air regulations, however, have had, or will have, the effect of intensifying competition between producers in the eastern United States and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company s pricing.

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

Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also
rise.   For example, the Company

ASHLAND COAL, INC. AND SUBSIDIARIES
estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.3 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and may from time to time utilize certain types of derivative securities to manage its interest rate risk. Either extending the term of short-term borrowings at fixed rates or the use of derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. The board of directors has authorized the use of derivatives in a
limited fashion for the management of interest rate risk.   The Company has
swapped $5 million of its fixed-rate debt for floating-rate debt. The increased exposure to interest rate fluctuations has been mitigated through the purchase of an interest rate cap.

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


Item 6. Exhibits and Reports on Form 8-K
   (a)  27   Financial Data Schedule

   (b)  Reports on Form 8-K

   The following reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this Report:

             Current Report on Form 8-K dated September 6, 1995, reporting the issuance by Hobet Mining, Inc., an independent operating subsidiary of Ashland Coal, of notices under the Worker Adjustment and Retraining Notification Act at Hobet s 07 surface mine and Pine Creek Preparation Plant.

             Current Report on Form 8-K dated October 19, 1995, reporting earnings for the quarter ended September 30, 1995, and discussing Ashland Coal s earnings expectations for the fourth quarter of 1995 and for 1996.

             Current Report on Form 8-K dated October 27, 1995, reporting authorization by Ashland Coal s Board of Directors for the repurchase by Ashland Coal of up to one million shares of Ashland Coal common stock.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ASHLAND COAL, INC.
                              (Registrant)


Date:  November __, 1995      /s/  William M. Gerrick
                              William M. Gerrick
                              Controller (Chief Accounting Officer)


Date:  November __, 1995      /s/  Roy F. Layman
                              Roy F. Layman
                              Administrative Vice President
                               and Secretary

                               Ashland Coal, Inc.
                 Form 10-Q for Quarter Ended September 30, 1995


                               INDEX TO EXHIBITS

ITEM

 27             Financial Data Schedule