Form 10-K405
period 1995-12-31
ASHLAND COAL INC
filed 1996-03-06
CIK 833890

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                        WHICH REGISTERED
                -------------------                        ----------------
      Common Stock, par value $.01 per share            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At February 27, 1996, based on the New York Stock Exchange closing price, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $137,319,000. In determining this figure, Ashland Coal, Inc. has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock (assuming conversion of Ashland Coal, Inc.'s preferred stock), are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At February 27, 1996, there were 13,501,958 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Ashland Coal, Inc.'s definitive Proxy Statement, to be filed with the Securities and Exchange Commission not later than April 29, 1996 (1996 Proxy Statement), are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             -----
PART I
     Item 1.  Business.....................................................................      1
     Item 2.  Properties...................................................................      8
     Item 3.  Legal Proceedings............................................................     10
     Item 4.  Submission of Matters to a Vote of Security Holders..........................     10
     Item X.  Executive Officers of the Registrant.........................................     10
PART II
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........     11
     Item 6.  Selected Financial Data......................................................     12
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................     13
     Item 8.  Financial Statements and Supplementary Data..................................     20
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................................     41
PART III
     Item10.  Directors and Executive Officers of the Registrant...........................     41
     Item11.  Executive Compensation.......................................................     41
     Item12.  Security Ownership of Certain Beneficial Owners and Management...............     41
     Item13.  Certain Relationships and Related Transactions...............................     41
PART IV
     Item14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     42

                                    PART I.

ITEM 1. Business

     Ashland Coal, Inc. (Ashland Coal or the Company) is engaged in the mining, processing and marketing of low-sulfur bituminous coal. The Company sells its coal primarily to electric utilities in the eastern United States. The Company also exports coal, primarily to European customers. The Company estimates that as of December 31, 1995, approximately 640 million recoverable tons of proven and probable coal reserves were held by the Company's subsidiaries in West Virginia and eastern Kentucky. Ashland Coal was incorporated in Delaware in 1975.

RECENT DEVELOPMENTS

     Corporate Restructuring. During early 1996, the Company initiated a corporate restructuring aimed at reducing general and administrative expenses. Part of this effort involved merging Company subsidiaries, and on March 1, 1996, the subsidiaries of Dal-Tex Coal Corporation (Dal-Tex) were merged into Dal-Tex and Dal-Tex was merged into Hobet Mining, Inc. (Hobet), an independent operating subsidiary of Ashland Coal. Another aspect of this restructuring involves a comprehensive evaluation of the processes performed by the Company and its independent operating subsidiaries. Although this evaluation is not yet complete, the Company believes that force reductions at the Company's headquarters and at the mining complexes of its independent operating subsidiaries will occur as a consequence of this ongoing evaluation. The savings anticipated from the restructuring are expected to be significant, but the benefits for 1996 will be offset by related restructuring charges anticipated to be taken in the period.

     Initiatives to Lower Mining Costs. During 1995, a number of new projects designed to lower mining costs were completed or initiated. At the Hobet 21 mining complex, a new four-hour loadout and expanded coal handling facilities were put into operation, a deep mine was opened to permit more blending with lower-quality surface-mined coal, construction began on a refuse conveyor for the preparation plant to eliminate trucking of refuse, a new motor was installed on the complex's large dragline to improve its cycle time and work began on relocating the dragline across the Mud River to reserves with a lower overburden ratio. During early 1996, a 27-cubic-yard shovel formerly used at Hobet 07 will be redeployed to Hobet 21. Also during 1996, it is anticipated that the preparation plant will undergo further expansion of its shipping capacity and improvements will be made to increase the plant's recovery rate; a new larger bucket will be used on the dragline to enhance its earth-moving capacity; and deep mining will be expanded. Other cost-cutting projects being actively considered for the Hobet 21 complex include additional cast blasting and changes in the work schedule.

     During 1996, it is anticipated the large dragline formerly employed at the Hobet 07 mining complex (see below) will be relocated to the Dal-Tex complex. It is anticipated that the dragline will begin production in the fourth quarter of 1996 at a lower cost per ton because of lower overburden ratios at Dal-Tex than at Hobet 07. Further changes to the work schedules at the Dal-Tex complex are also being considered.

     Operations at the Company's Coal-Mac, Inc. (Coal-Mac) independent operating subsidiary were changed during 1995 to shift its emphasis from production of coal for the medium-Btu river market to production of higher-quality, surface-mined coal for southeastern utility and industrial markets. Approximately 5 million tons of new, high-quality reserves were acquired in 1995 to permit expanded surface production at Coal-Mac. To lower costs, substantial reductions were made in administrative costs, a Caterpillar 994 loader and three 150-ton-capacity rock trucks were purchased to work the new surface reserves, and a rail loading facility was acquired. It is anticipated that improvements to the loading facility will be completed in 1996 to expand its capacity.

     Finally, during 1995, 100,000 tons of ground storage capacity with a conveyor feed to the Black Bear preparation plant was constructed at the Mountaineer Mine operated by the Company's Mingo Logan Coal Company (Mingo Logan) independent operating subsidiary. When raw coal silos at the preparation plant are full, or if the preparation plant is out of service, this ground storage facility provides alternative storage to permit the longwall mine to continue mining operations without interruption.

     Reference is made to the Certain Risk Factors and Recurring Factors Affecting Results of Operations sections below in Item 7 for discussion of important factors that could cause the timing and consequences of the Company's cost reduction efforts to differ from stated expectations and projections.

     Expiration of CG&E Contracts. On December 31, 1995, the Company's three above-market coal sales agreements with Cincinnati Gas & Electric Company (CG&E) expired. The contracts, which together called for deliveries of approximately two million tons of coal in 1995, accounted for approximately $83.2 million in 1995 coal sales revenues. All of this tonnage has now been committed for sale with other customers under long-term sales contracts or is expected to be committed soon under pending contracts, in each case at current market prices.

     Layoffs at Hobet 07. Since November 12, 1995, Hobet has laid off 160 employees at its Hobet 07 mining complex in Mingo and Logan Counties, West Virginia, and it is possible there will be additional layoffs at this complex. The action was required as a consequence of continuing low coal prices and increasing overburden ratios at Hobet 07's surface operations. Although large-scale surface mining operations have been discontinued, mining will continue at the Hobet 07 complex to develop its remaining economically mineable reserves. During 1996, the Marion 8200 Dragline that had been employed in Hobet 07 surface mining operations will be relocated to the Dal-Tex complex.

     Share Repurchase Program. In October 1995, the Company's Board of Directors authorized the purchase by the Company from time to time of up to one million shares of Ashland Coal's common stock. The purchased shares may be used for general corporate purposes. As of February 14, 1996, 251,200 shares had been purchased under this program.

1995 SALES AND PRODUCTION

     For the year ended December 31, 1995, the Company and its independent operating subsidiaries sold approximately 22.5 million tons of coal, as compared to approximately 20.2 and 16.0 million tons sold in 1994 and 1993, respectively. Approximately 60% of the total tonnage sold during 1995 was sold under long-term contracts as compared to approximately 62% for 1994 and 57% for 1993. The balance was sold on the spot market (contracts with a duration of one year or less). Sales of metallurgical coal in 1995 totaled 1.8 million tons, or approximately 8% of the Company's total 1995 coal sales. In 1995, the Company sold approximately 3.3 million tons of coal in the export market, compared to approximately 1.7 million tons in 1994 and 2.1 million tons in 1993. Sales of metallurgical coal accounted for approximately 28% of these export sales in 1995, while the balance of export sales consisted of sales of steam coal. Approximately 62%, 54% and 61% of total revenues for 1995, 1994 and 1993, respectively, were derived from long-term contracts. For the year ended December 31, 1995, the Company's independent operating subsidiaries produced approximately 20.9 million tons of coal as compared to approximately 19.2 and
14.2 million tons for 1994 and 1993, respectively. In addition, the Company purchased for resale approximately 1.4 million tons of coal during 1995, approximately 1.3 million tons during 1994, and approximately 1.6 million tons during 1993.

SALES CONTRACTS

     The Company's three above-market contracts with CG&E expired at the end of 1995 and prices were lowered at the beginning of 1996 under three other sales contracts pursuant to price reopener provisions. In order to accommodate changing market or operational conditions, contracts frequently contain "reopener" provisions which, if certain conditions are met, require or permit the parties to adjust the price, either through renegotiation or predetermined formula. During 1995, the Company also completed the renegotiation of three low-sulfur coal supply agreements which resulted in lower prices under these contracts. The renegotiation of coal sales contract terms after execution of the contract also is not unusual in the industry.

     During 1995 and until the filing date of this report, Ashland Coal entered into three new domestic long-term utility sales contracts. In the aggregate, these new long-term commitments cover approximately 1 million base tons per year. The Company is currently negotiating final documentation for four additional domestic long-term utility contracts covering approximately 2 million base tons per year. Finally, the Company has entered into or is negotiating final documentation for three additional sales contracts with utilities covering approximately 1 million base tons per year and for four contracts with industrial users in the southeastern United States.

     Selling prices in many of the Company's long-term coal sales contracts are adjusted for changes in broad price indices and labor indices and costs. Most of these contracts also provide for price adjustment related to changes in federal and state levies on coal mining and processing. In addition, most of the Company's long-term contracts provide that the customer may vary the quantity of coal purchased from the base annual quantity specified in the contract, generally by not more than 15% annually.

OPERATIONS

  Mingo Logan Mining Complex

     Mingo Logan mining operations are conducted in Mingo and Logan Counties, West Virginia, on approximately 20,500 acres containing approximately 79 million recoverable tons of low-sulfur and compliance coal. The Mingo Logan mining complex currently consists of one surface mining operation conducted by an independent contract miner, three underground mines operated by independent contract miners, and a longwall mine (Mountaineer Mine) operated by Mingo Logan. Three Mingo Logan and one independent contract continuous miner sections also perform development work at the Mountaineer Mine. Mingo Logan's Black Bear preparation plant has a plant feed capacity of 1,600 tons per hour, and is connected to the Mountaineer Mine by a two-mile overland conveyor. The Black Bear preparation plant is connected to the loadout on the Norfolk Southern Railway Company (Norfolk Southern) railroad by a second overland conveyor that is approximately seven-tenths of a mile in length. The preparation plant, loadout and conveyors are located on land leased from Pocahontas Land Corporation, an affiliate of Norfolk Southern. The Mountaineer Mine has 100,000 tons of raw coal ground storage capacity, and the Black Bear preparation plant and loadout have silo storage capacity of approximately 19,500 tons of raw coal and approximately 24,000 tons of clean coal, respectively. In addition, the loadout has ground storage capacity of approximately 100,000 tons. The loadout facility is capable of loading a 13,000-ton unit train in less than four hours. The Mingo Logan mining complex produced approximately 7.6 million tons of coal during 1995.

  Dal-Tex Mining Complex

     Dal-Tex mining operations are conducted primarily in Logan County, West Virginia, on approximately 25,000 acres containing approximately 205 million tons of recoverable low-sulfur and compliance coal. The Dal-Tex complex currently consists of one surface mine using mountaintop removal techniques and employing two 51-cubic-yard shovels, one 27-cubic-yard shovel and two 24-cubic-yard loaders as the primary production units, and two deep mines utilizing continuous miner units. One deep mine is operated by an independent contract miner. Relocation of the Marion 8200 Dragline from Hobet 07 to the Dal-Tex complex is underway and the dragline is anticipated to begin operating in October 1996. It is anticipated this deployment will significantly increase production from the Dal-Tex complex at a lower cost per ton because of lower overburden ratios than was achievable at Hobet 07. The Dal-Tex mining complex includes the Monclo preparation plant which is located on the CSX Transportation
(CSXT) rail system and is capable of a raw coal feed of 2,000 tons per hour. This plant is capable of loading a 14,000-ton unit train in less than four hours. Approximately 5.9 million tons of coal were produced at the Dal-Tex mining complex during 1995.

  Hobet 21 Mining Complex

     The Hobet 21 mining complex in Boone County, West Virginia, currently has reserves dedicated to it of approximately 206 million recoverable tons of coal. Dedicated reserves at this complex increased significantly from the 59 million tons reported last year as a consequence of additions of existing leases to the dedicated reserve totals, and not as a consequence of new reserve acquisitions. Operations at the Hobet 21 complex consist of a surface mine and two contract deep mines. The surface mine uses mountaintop removal techniques and modern surface mining equipment, including a 72-cubic-yard walking dragline, a 51-cubic-yard shovel and a 27-cubic yard shovel. The complex includes the 850-ton-per-hour Beth Station preparation plant. An expansion of the raw coal handling and blending capabilities of this plant was completed in 1995. A five-mile overland conveyor belt system transports the coal from the mine to the Beth Station preparation plant where the coal is cleaned and loaded into railcars at the adjacent 150-car rail siding for shipment on the CSXT rail system. The Beth Station preparation plant has raw coal silo storage capacity of approximately 15,000 tons and clean coal ground storage for 100,000 tons of coal. The facility is capable of loading a 15,000 ton unit train in less than four hours. The Hobet 21 mining complex produced about 3.4 million tons of coal during 1995.

  Hobet 07 Mining Complex

     The Hobet 07 mining complex, located in Mingo and Logan Counties, West Virginia, currently has reserves dedicated to it of approximately 6 million recoverable tons of coal. The dedicated reserves at Hobet 07 have fallen significantly from the 40 million tons reported last year, primarily as a consequence of the adverse effects of increased deep mining on the recoverability of remaining reserves. This mine complex produced about 2.5 million tons of coal during 1995. Large scale surface mining operations at the Hobet 07 complex were discontinued in late 1995. This complex will operate one deep mine through mid-1996, when a second deep mine is scheduled to open. Anticipated production for 1996 is one million tons. The complex's operations include the 950-ton-per-hour Pine Creek preparation plant. This plant has the capability of loading a 10,000-ton unit train in less than eight hours. Coal is loaded into railcars on the facility's 100-car rail siding, which is served by the CSXT rail system. The Pine Creek preparation plant has a storage capacity in silos of 10,000 tons of raw coal and 15,000 tons of clean coal.

  Coal-Mac Operations

     Coal-Mac and other subsidiaries of the Company control approximately 50 million recoverable tons of coal reserves in eastern Kentucky, and of this total, approximately 15 million recoverable tons of coal reserves in Floyd, Johnson, Martin and Pike Counties are dedicated to Coal-Mac production. Coal-Mac operates a surface mine in Floyd County and two surface mines in Pike County, and an independent contractor operates an underground mine in Pike County. During 1995, Coal-Mac reduced its production of medium-Btu coal for sale on the river market, increased production of high-Btu coal for sale on the CSXT rail system and entered into several new supply contracts with industrial customers in the southeastern United States for this high-Btu product. The acquisition in mid-1995 of the coal assets of Hawkins Coal Company, East Kentucky Fuel, Triangle Fuel Company and certain individuals (collectively, the Hawkins Assets) for approximately $6 million added approximately 5 million tons of high-Btu coal to Coal-Mac's reserves. During 1995, total production from Coal-Mac surface and underground operations, including the Hawkins Assets, was approximately 1.6 million tons of coal.

TRANSPORTATION

     Coal from the mines of the Company's independent operating subsidiaries is transported by rail, truck, and barge to domestic customers and to Gulf and Atlantic coast transloading facilities for shipment to domestic and international customers.

     Tri-State Terminals, Inc., an independent operating subsidiary of the Company, operates the Lockwood Dock on a 60-acre site on the Big Sandy River approximately seven miles upstream from its confluence with the Ohio River. In addition, Company subsidiaries together own a 17.5 percent interest in Dominion Terminal Associates (DTA), which leases and operates a ground storage-to-vessel coal transloading facility (the DTA Facility) in Newport News, Virginia. The DTA Facility has a throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The DTA Facility serves international customers, as well as domestic coal users located on the eastern seaboard of the United States. For additional information concerning the Company's investment in DTA, see Note 3 to the Company's Consolidated Financial Statements on page 28 below, and incorporated by reference in this Item 1.

EMPLOYEES

     As of February 29, 1996, the Company and its independent operating subsidiaries employed a total of 1,587 people (including 16 part-time employees), 670 of whom are represented by the United Mine Workers of America
(UMWA). Hobet is a signatory to the National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which was ratified on December 14, 1993, and which expires by its terms on August 1, 1998. The Wage Agreement provides for a total wage increase of $1.30 per hour over the first three years of the contract, changes in medical coverage providing for deductibles and copayments, more flexible work rules that will permit coal production to take place 24 hours a day and seven days a week, increases in employer contributions to an education and retraining fund, and employer contributions to fund the new Labor Management Positive Change Program and the new 1993 Benefit Fund created by the Wage Agreement. The contract provisions of the Wage Agreement applicable to wages, pensions, and medical benefits are fixed for the first three years of the contract, but thereafter wages and pension benefits are subject to renegotiation at the UMWA's election and certain provisions of the medical plan are subject to renegotiation at the election of either the UMWA or the Bituminous Coal Operators' Association (BCOA). The Labor Management Positive Change Program mandated by the Wage Agreement establishes a board comprised of union and management representatives to explore methods of increasing productivity and efficiency.

     In connection with the Wage Agreement, the UMWA and BCOA also entered into a Memorandum of Understanding that requires that certain jobs at mines of Ashland Coal's nonunion subsidiaries be offered to UMWA miners. Similarly, Ashland Coal's nonunion coal mining subsidiaries must require certain of their lessees, licensees, contractors and subcontractors that are engaged after the date of execution of the Memorandum of Understanding to offer the first three of every five job openings for certain jobs to active and laid-off UMWA-represented employees at any Ashland Coal union subsidiary. Generally, this requirement applies only where both (i) the lessees, licensees, contractors, and subcontractors produce and process coal for the nonunion subsidiaries and (ii) the coal is sold by the nonunion subsidiaries. At February 29, 1996, Ashland Coal's union subsidiaries had approximately 150 laid-off union workers. Finally, the Memorandum of Understanding prohibits Ashland Coal and its nonunion subsidiaries from engaging in any transaction, restructuring or reorganization for the purpose of evading obligations under the Memorandum of Understanding. For additional discussion, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below on page 13.

     The labor forces at Mingo Logan and its Mountaineer Mining Company and Bearco divisions are not currently unionized. However, in a 1995 National Labor Relations Board (NLRB) proceeding, Mingo Logan and certain other employers with whom Mingo Logan contracts for construction and mining services were determined to be joint employers by the Acting Regional Director for NLRB Region 9. As a consequence of this ruling, the bargaining unit at Mingo Logan's Mountaineer Mine for purposes of collective bargaining has been determined to be comprised of employees of Mingo Logan and its contractors, and these employees voted together on January 19, 1995, on the question of whether or not to be represented by the UMWA. The result of this vote, which was required by the NLRB decision, is not yet known because the ballots have been sealed pending the outcome of Mingo Logan's appeal to the NLRB of the decision of the Acting Regional Director concerning the appropriate bargaining unit. Mingo Logan expects to prevail in its appeal. If Mingo Logan does prevail on appeal, the January 19, 1995, representation election results will be invalidated.

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

     The federal Clean Water Act affects coal mining operations by imposing effluent discharge restrictions on pollutants discharged into waters. In addition, the United States Environmental Protection Agency (EPA) has permitting requirements for storm water discharges from industrial facilities. These regulations require permits for some aspects of mining operations. Regular monitoring, and compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into waters. Further, mining operations are subject to Clean Water Act regulations with respect to discharges into some ponds created to treat or dispose of coal mining wastes.

     Kentucky and West Virginia also have laws restricting discharge of pollutants into the waters of those states. West Virginia has a Groundwater Protection Act which requires groundwater protection plans be developed for surface mines and coal mining operations. However, coal extraction activities, i.e., underground works and surface mine pits, are not required to meet these groundwater quality standards. Related coal mining operations in West Virginia, such as preparation plants and, in certain cases, refuse piles, must meet groundwater quality standards. Kentucky has developed a groundwater protection program, and groundwater protection plans were required to be in place by August 24, 1995, and be maintained at each operation as a site-specific groundwater protection plan.

     The federal Resource Conservation and Recovery Act (RCRA) and implementing federal regulations exclude from the definition of hazardous waste all coal extraction, beneficiation and processing wastes. Additionally, other coal mining wastes which are subject to an SMCRA permit are exempt from RCRA permits and standards. Kentucky and West Virginia similarly exempt coal mine waste from their respective state hazardous waste laws and regulations. The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, affects coal mining operations by subjecting them to liability for the remediation of threatened or actual releases of hazardous substances (other than waste excluded from federal and state regulation, as noted above) that may endanger public health or welfare or the environment.

     The federal Clean Air Act, as amended in 1990, imposes numerous requirements on various categories of emission sources. While the new statutory requirements do not directly impose new requirements on coal mining emission sources, it is possible that the EPA will implement the statute in a way that will impose additional regulatory requirements on industry sources, including a duty to obtain an operating permit not previously required. The EPA previously published rules which do not require coal mines to include fugitive emissions in determining the applicability of the Clean Air Act's Prevention of Significant Deterioration Program. Although this rule was challenged, the rule was upheld and no appeal to the decision was filed. In addition, West Virginia state air regulations impose permitting obligations and performance standards on certain coal preparation plants and coal handling facilities such as crushers and screens.

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

     The Coal Industry Retiree Health Benefit Act of 1992 (Benefit Act) addressed two underfunded trust funds which were to provide medical benefits for certain UMWA retirees. The Benefit Act provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) that commenced in 1995.

  Compliance with Regulatory Requirements and Existing Environmental Liability

     The Company's independent operating subsidiaries endeavor to conduct their operations in compliance with all applicable federal, state, and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry. Mingo Logan and Hobet (as legal successor to Dal-Tex) are each a party to civil proceedings as a result of alleged failures to comply with mandatory federal or state health and safety regulations. These proceedings involve fatalities and could result in the imposition of civil penalties. Hobet is also a party to civil proceedings, not involving a fatality, as the result of alleged failures to comply with mandatory federal or state health and safety regulations. The Company believes that any adverse results in these proceedings, if incurred, would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

     Hobet, on its own behalf and as legal successor to Sharples Coal Company, formerly a Dal-Tex subsidiary; Mingo Logan; and other unrelated coal mining companies, individually, are parties to a civil proceeding with respect to the alleged failure of each of them to handle respirable dust sampling cassettes in accordance with regulations of the Mine Safety and Health Administration. Violations of federal and state health and safety regulations can result in civil and criminal penalties. To date, the monetary penalties assessed in respect of violations of these regulations have not been material and the Company does not anticipate that future assessments in respect of violations to date will be material to the Company's consolidated financial condition, results of operations, or liquidity.

     Mingo Logan is a party to civil and administrative proceedings brought by owners of commercial surface property overlying part of Mingo Logan's Mountaineer Mine. These proceedings seek revocation of mining permits for the Mountaineer Mine and seek damages for loss in the value of the plaintiffs' property and business. The Company does not believe that Mingo Logan's mining permits will be revoked as a result of these proceedings. It is impossible to predict the outcome of the damage claim at this stage of the proceedings, but any adverse result, if incurred, is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

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

TRADEMARKS AND TRADENAMES

     Under an agreement executed in 1993, Ashland Inc. (Ashland) granted the Company permission to continue using the Ashland Coal name on a year-to-year basis after August 11, 1993, absent written notice from Ashland to cease using the name at the end of the then applicable one-year period. If Ashland's ownership in the Company ever falls below 35%, Ashland may require the Company to remove the name Ashland from the Company's and its subsidiaries' names.

SEASONALITY

     The results of the third quarter of each year are frequently adversely affected by lower production and resultant higher costs because of scheduled vacation periods at the West Virginia mines. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects on the third quarter may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year.

RELIANCE ON MAJOR CUSTOMERS

     The Company's total sales to American Electric Power Company (AEP) affiliates and to CG&E accounted for approximately 13.9 and 13.2 percent, respectively, of the Company's total revenues in 1995. AEP affiliates currently have four long-term contracts with the Company. CG&E's contracts with the Company expired by their terms at the end of 1995. If the Company experienced an unanticipated and immediate loss of the AEP affiliates' contracts, the loss could have a material adverse effect on the Company's business and results of operations.

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

ITEM 2. Properties

     As of December 31, 1995, the Company's subsidiaries controlled, primarily through long-term leases, approximately 130,000 and 88,000 acres of coal lands in West Virginia and eastern Kentucky, respectively. The Company's subsidiaries also control through ownership or long-term leases 917 acres of land in eastern Kentucky and West Virginia which are used either for its coal processing facilities or are being held for possible future development. The Pine Creek, Beth Station, and Black Bear preparation plants are located on properties held under leases which expire in 2030, 2022 and 2007 (with an optional 20-year extension), respectively. The Company's headquarters occupy approximately 52,000 square feet of subleased space at 2205 Fifth Street Road, Huntington, West Virginia. The headquarters sublease expires March 31, 1998. The descriptions set forth above in Item 1. Business of the Mingo Logan, Dal-Tex, Hobet 21 and 07 mining complexes and of Coal-Mac operations are hereby incorporated into this
Item 2 by reference.

     The Company's subsidiaries currently own or lease the equipment that is significant to their mining operations. Hobet leases equipment under a lease that expires in 2003. In January 1996, Hobet purchased other equipment formerly leased under a lease with GATX Leasing that expired in 1995. Hobet (as legal successor to Dal-Tex) also utilizes surface mining equipment leased pursuant to a sale and leaseback transaction entered into in January 1993. Pursuant to a 1995 amendment to this lease, the term of the lease was extended with respect to most of the leased equipment until 1998. The lease terminated in January 1996 with respect to all other leased equipment, at which time Dal-Tex purchased this equipment. For further information about this 1993 sale-leaseback transaction see Note 17 to the Company's Consolidated Financial Statements on page 39 below.

     The Company, through its subsidiaries, owns a 17.5 percent interest in DTA, which is the lessee and operator of a ground storage-to-vessel coal transloading facility at Newport News, Virginia (see Item 1. Business--Transportation).

COAL RESERVES

     The Company estimates that its subsidiaries had, as of December 31, 1995, approximately 640 million recoverable tons of proven and probable coal reserves. Reserve totals vary from year to year for each Company subsidiary depending upon the amount of coal mined in any year, the acquisition and disposition of reserves in such year, and exploration and development activity (which can result in discovery of new reserves and reclassification of reserves from probable to proven as a result of better geologic data). The following table presents the Company's estimate of such reserves:

                                RECOVERABLE COAL

                                                                  PROVEN     PROBABLE     TOTAL
                                                                  ------     --------     -----
                                                                       (MILLIONS OF TONS)
West Virginia.................................................     387*        203*        590
Kentucky......................................................      28          22          50
                                                                  ----         ---         ---
     Total....................................................     415         225         640
                                                                  ====         ===         ===

------------------------------

* Increase in proven reserves and decrease in probable reserves from last year's report is primarily attributable to reclassification of probable reserves to proven reserves because of new geologic data.

     Substantially all of the coal reserves held by the Company's subsidiaries are controlled by leases which will not expire until the exhaustion of mineable and merchantable coal. The remaining leases have primary terms expiring in various years ranging from 1996 to 2013, and most contain options to renew for stated periods. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In certain cases, a lease bonus is required, payable either at the time of execution of the lease or in annual installments following such execution. In most cases, the lease bonus amount is applied to reduce future production royalties. Subsidiaries of the Company currently own, lease, or control 15,209 acres of coal lands upon which exploration has not been conducted.

     Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and, thereby, encourages a greater demand for low-sulfur coal. Approximately 470 of the 640 million tons of reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these tested reserves, 91% consist of low-sulfur coal with a sulfur content of 1% or less, some of which is compliance coal, and the balance could be sold as low sulfur with a sulfur content of 1% or less after blending. The Company believes a majority of the untested reserves are also low-sulfur with a sulfur content of 1% or less, primarily because the untested reserves are in the same coal seam on tracts adjacent to the tested reserves, or are otherwise in close proximity to the tested reserves. Sulfur content of 1% or less refers to percentage by weight, while "compliance coal" is coal which emits 1.2 pounds or less of sulfur dioxide per million Btu upon combustion without the aid of sulfur reduction technology. Most of the Company's reserves are primarily suitable for the steam coal markets. However, a substantial portion of the coal reserves at Mingo Logan may also be used as a high-volatile, low-sulfur, metallurgical coal.

     The net book value, based on historical cost, of the Company's coal reserves at December 31, 1995, was $431 million, consisting of $17 million of prepaid royalties included in current assets, $62 million of prepaid royalties classified as an other asset, and $352 million net book value of coal lands and mineral rights. Of this carrying value, approximately $28 million is attributable to certain reserves which are not currently in production and for which there are no current plans for significant production. In addition, as of December 31, 1995, future royalty commitments relating to these properties were approximately $2 million. See Note 5 to the Company's Consolidated Financial Statements on page 30 below and incorporated by reference in this Item 2.

     Title to coal properties held by lessors or grantors to the Company and its subsidiaries and the boundaries of properties are normally verified at the time of leasing or acquisition. However, in cases involving less significant properties and consistent with industry practices, title and boundaries are not completely verified until such time as the Company's independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected.

ITEM 3. Legal Proceedings

     During 1995, a lawsuit against Mingo Logan filed in 1993 which alleged product liability, breach of warranty and negligence and sought compensatory and punitive damages of $45 million was settled for a nominal amount.

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1995.

ITEM X. Executive Officers of the Registrant

     The following is a list of the Company's executive officers, their ages and their positions and offices held during the last five years (Senior Vice Presidents are listed alphabetically):

          William C. Payne, 63, is Chairman of the Board of Directors, and President and Chief Executive Officer, and has served in such capacities since 1992 and 1987, respectively. He has served as a Director since 1987.

          C. Henry Besten, Jr., 48, is Senior Vice President, Marketing, and has served in this capacity since July 1990.

          Marc R. Solochek, 49, is Senior Vice President and Chief Financial Officer and has served in these capacities since July 1990. He also served as Treasurer from 1983 to 1992.

          Kenneth G. Woodring, 46, is Senior Vice President, Operations, and has served in this capacity since 1989.

          Roy F. Layman, 50, is Administrative Vice President, Law and Human Resources, and Secretary, and has served in these capacities since April 1993. From July 1990 to April 1993, he served as Administrative Vice President, General Counsel, and Secretary.

                                    PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed and traded on the New York Stock Exchange and also has unlisted trading privileges on the Chicago Stock Exchange (symbol: ACI).

     Information regarding the Company's common stock is shown in the following table.

                                                                       QUARTER ENDED
                                              ---------------------------------------------------------------
                                                          1995                              1994
                                              -----------------------------     -----------------------------
                                              3/31    6/30    9/30    12/31     3/31    6/30    9/30    12/31
                                              -----   -----   -----   -----     -----   -----   -----   -----
Dividend per common share...................  $.115   $.115   $.115   $.115     $.10    $.10    $.10    $.115
Market price per common share
  High......................................  29 1/4  29 3/8  30 3/4  30 1/8    31 1/4  28 3/4  30 1/8  31
  Low.......................................  26      26      26 3/4  20 1/2    27 3/8  22 1/2  26 3/4  27 3/4

     The Company paid its first quarterly dividend in the fourth quarter of 1988. The Company increased its dividend in the fourth quarter of 1989, the third quarter of 1990, and the fourth quarter of 1994. The Company expects to continue paying regular cash dividends, although there is no assurance as to the amount or payment of dividends in the future because they are dependent on the Company's future earnings, capital requirements, and financial condition. In addition, the payment of dividends is subject to the restriction described in
Note 7 to the Company's Consolidated Financial Statements below on page 31.

     As of February 16, 1996, there were 776 holders of record of the Company's Common Stock.

ITEM 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL INFORMATION(1)

                                                                      YEAR ENDED DECEMBER 31
                                                        1995        1994        1993      1992(2)       1991
                                                      --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Revenues:
    Coal sales.....................................   $618,886    $589,141    $484,390    $563,932    $430,301
    Operating revenues.............................     17,075      21,003      13,952      15,792      13,688
                                                      --------    --------    --------    --------    --------
                                                       635,961     610,144     498,342     579,724     443,989
                                                      --------    --------    --------    --------    --------
Costs and expenses:
    Cost of coal sold..............................    529,618     510,125     446,754     478,286     353,990
    Operating expenses.............................     10,995      11,543      10,641      11,502      10,247
    Selling, general, and administrative
      expenses.....................................     27,901      33,756      35,790      31,959      23,374
                                                      --------    --------    --------    --------    --------
                                                       568,514     555,424     493,185     521,747     387,611
                                                      --------    --------    --------    --------    --------
Operating income...................................     67,447      54,720       5,157      57,977      56,378
Other income (expense):
    Interest income................................         89         366       1,057       1,240         804
    Interest expense...............................    (20,724)    (22,238)    (25,342)    (21,781)     (9,862)
                                                      --------    --------    --------    --------    --------
Income (loss) before income taxes and the
 cumulative effect of changes in accounting........     46,812      32,848     (19,128)     37,436      47,320
Income tax expense (benefit).......................      5,401         628     (64,502)(3)    1,697      8,700
                                                      --------    --------    --------    --------    --------
Income before the cumulative effect of changes in
 accounting........................................     41,411      32,220      45,374      35,739      38,620
Cumulative effect of changes in accounting.........         --          --     (18,836)         --          --
                                                      --------    --------    --------    --------    --------
Net income.........................................   $ 41,411    $ 32,220    $ 26,538    $ 35,739    $ 38,620
                                                      ========    ========    ========    ========    ========
COMMON STOCK INFORMATION:
Earnings per share:
    Primary........................................   $   2.22    $   1.72    $   1.41(4) $   2.01    $   2.40
    Fully diluted..................................       2.16        1.68        1.34(4)     1.88        2.22
Dividends declared per common share................        .46        .415         .40         .40         .40
BALANCE SHEET DATA:
Working capital....................................   $ 24,731    $ 11,955    $  2,285    $ 37,566    $ 22,898
Total assets.......................................    835,402     838,392     835,991     993,332     546,835
Long-term debt.....................................    172,975     200,000     244,342     317,958     181,066
Other long-term liabilities (excluding deferred
  taxes)...........................................    129,444     123,413     113,040      57,521      28,177
Preferred stock subject to redemption(5)...........         --          --          --      34,021      32,741
Stockholders' equity...............................    397,879     368,983     343,427     288,275     200,580
CASH FLOW DATA:
Cash provided by operating activities..............   $121,875    $104,087    $ 74,170    $ 78,759    $ 88,198
Depreciation, depletion, and amortization..........     70,893      71,795      71,248      67,001      37,169
Purchases of property, plant, and equipment........     58,245      42,841      20,569      97,136     102,881

------------------------------

(1) Certain amounts for years prior to 1995 have been reclassified to conform with the 1995 classifications.

(2) Information for 1992 reflects the acquisition of Dal-Tex Coal Corporation on April 1, 1992.

(3) Income tax benefit for 1993 includes a net $50,231,000 deferred tax benefit resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the Certain Risk Factors and Recurring Factors Affecting Results of Operations sections below in this Management's Discussion & Analysis for discussion of important factors that could cause actual results to differ from the projections and expectations contained herein.

RESULTS OF OPERATIONS

  1995 Compared to 1994

     Net income of Ashland Coal for the year ended December 31, 1995, was $41.4 million. Net income in 1994 was $32.2 million.

     Gross profit on coal sales (selling price less cost of sales) on a per ton basis rose slightly from the 1994 level, but would have been slightly lower but for a reduction of approximately $4.5 million in postretirement benefit expense. That reduction resulted from a revised actuarial estimate. Sales volume increased 2.3 million tons, or 11%. The effects of scheduled price and volume reductions on an important sales contract and of the expiration of another contract at the end of 1994 were largely offset by a lower average cost per ton. That lower cost resulted from cost-reduction initiatives and higher production levels (without appreciable changes in the amount of labor and equipment) at some of the mines.

     Since November 12, 1995, Hobet has laid off 160 employees at its Hobet #07 mine. Hobet has discontinued mountaintop removal mining at that mine, but is continuing operations on a more limited scale utilizing deep mining. These changes did not result in any significant charges to income.

     Operating revenues declined $3.9 million from 1994 to 1995 principally because of a number of unusual transactions in 1994: compensation for an easement which rendered certain coal unmineable, the sale of surplus mining equipment, proceeds from an insurance settlement, and recoveries from a contractor for business interruption losses related to the 1992 silo collapse and the 1993 silo failure at Mingo Logan. Partially offsetting the combined effects of those transactions was a 1995 settlement with a customer related to the early termination of a coal sales contract.

     Selling, general, and administrative expenses declined $5.9 million, primarily because of a reduction in sales contract amortization resulting from the sales contract expiration at the end of 1994. Interest expense decreased $1.5 million because of lower average debt levels.

     Income tax expense rose to $5.4 million in 1995 from $.6 million in 1994, principally because of an increase in the Company's profitability. The effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion.

  1994 Compared to 1993

     The net income of Ashland Coal for the year ended December 31, 1994, was $32.2 million. In 1993, earnings were $45.4 million before adjustments for the cumulative effect of the changes in accounting required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. After the cumulative effect of those changes in accounting, net income for 1993 was $26.5 million.

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

     In addition to the accounting changes discussed above, three other factors significantly affected earnings during 1993. First, there was an income tax benefit of $50.2 million principally as a result of the Company's election to deduct for federal tax purposes the amortization of goodwill associated with the April 1992 acquisition of Dal-Tex Coal Corporation (Dal-Tex). This amortization was not previously deductible; however, the deduction is now permitted over 15 years as a result of the Omnibus Budget Reconciliation Act of 1993 (OBRA). The second factor was a charge of $9.9 million ($6.0 million after tax) to increase the valuation allowance for certain prepaid royalties. The mineral reserves represented by those royalties are not conducive to large-scale, low-cost mining, and, given the Company's expectations for future market prices for coal, the Company believed that the recoverability of those royalties was doubtful. Finally, the seven-month strike by the United Mine Workers of America (UMWA) against Hobet and two subsidiaries of Dal-Tex adversely affected the operations of those companies and, therefore, consolidated net income. Dal-Tex and its subsidiaries were merged into Hobet on March 1, 1996.

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

     Operating revenues increased $7.1 million. This increase resulted largely from the unusual transactions discussed above that occurred in 1994.

     A $2.0 million decrease in selling, general, and administrative expenses related primarily to a reduction in amortization of the carrying value of certain coal supply contracts that were renegotiated in 1993. Interest expense decreased $3.1 million, reflecting lower average debt levels in 1994.

     The effective tax rate for 1994 of 1.9% reflects an improvement in the Company's profitability. As noted above, the effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion. The income tax benefit recorded for 1993 was primarily the result of OBRA coupled with a decrease in the Company's profitability as a result of the strike by the UMWA.

BALANCE SHEET

     The balance of trade accounts receivable at December 31, 1995, was $14.1 million more than the balance at December 31, 1994. Ashland Coal's trade accounts receivable balance generally represents four to five weeks of coal sales, dependent upon the specific customer accounts and payment terms thereon. The balances of trade receivables at December 31, 1995, and December 31, 1994, reflect the levels of coal sales in December 1995 and December 1994, respectively. The Company is now exporting more coal than was the case in the recent past. Depending on the timing and size of individual export shipments, the number of weeks of sales in receivables will vary and may increase because receivables from export sales typically bear longer payment terms. All significant customer accounts are being paid within credit terms.

     Other receivables decreased from $9.1 million at December 31, 1994, to $6.9 million at December 31, 1995. The balance at December 31, 1994, was unusually high because of amounts due for business interruption losses related to the 1993 silo failure at Mingo Logan and a compensation agreement for an easement which rendered certain coal unmineable.

     Inventories decreased $4.2 million from December 31, 1994, to December 31, 1995. A decrease in coal inventories of $5.7 million was partially offset by an increase in supplies. Coal inventories at export terminals at the end of 1995 were unusually low because of shipment schedules, and inventories at other facilities were also lower than usual because of additional demand for coal by some of the Company's customers.

     The noncurrent balance of prepaid royalties increased $3.2 million from December 31, 1994, to December 31, 1995. The Company's coal leases often require minimum royalty payments which may be used to offset royalty payments due as coal is mined. Leases frequently provide for minimum payments, which in the early years of the lease often exceed the amounts of royalties expected to be earned in those years. During 1995, minimum payments under certain leases exceeded the amounts earned by the lessor for coal mined. The excess will be recoverable in future years when earned royalties are expected to exceed minimum payments.

     Changes in the balances of accounts payable and accrued expenses from December 31, 1994, to December 31, 1995, represent normal fluctuations.

     Ashland Coal's Board of Directors in 1995 authorized the purchase, from time to time, of up to one million shares of the Company's common stock. As of February 14, 1996, 251,200 shares had been purchased under this authorization. Shares acquired may be used for general corporate purposes.

OUTLOOK

     The Company believes that its earnings in 1996 will decrease significantly from the level of 1995. Contracts with Cincinnati Gas & Electric Company (CG&E) providing for the sale of coal at prices considerably above current market prices expired at the end of 1995, and selling prices were reduced at the beginning of 1996 under three other contracts as a result of price reopener provisions in those contracts. In combination, these expirations and price reductions will have a material adverse effect on the Company. The tonnage that had been committed to CG&E has now been committed for sale to other customers under long-term sales contracts, or is expected to be committed soon under pending contracts, in each case at current market prices. Operational changes already made or planned are expected to have a substantial favorable effect on 1996 earnings, but realization of the full benefit of those actions is not expected until 1997. In addition, somewhat higher mining costs expected at Mingo Logan will offset some of the cost reductions at other operations.

     During early 1996, the Company began a comprehensive study of the Company's structure and processes with a view to reducing general and administrative expenses now and in the future. Although this study is not yet complete, the Company believes that force reductions at the Company's headquarters and at the mining complexes of its independent operating subsidiaries will occur as a consequence of this ongoing evaluation. The savings anticipated from the restructuring are expected to be significant, but the benefits for 1996 will be offset by related restructuring charges anticipated to be taken in the period.

     Ashland Coal now anticipates that its effective tax rate for 1996 will be lower than the rate for 1995. The Company's effective rate will be reduced because of lower profitability. In addition, the Company currently expects to be able to recognize alternative minimum tax credits (AMT credits) generated during 1996. Congress is currently considering legislation that may enhance the ability of the Company to use its AMT credits.

     The Financial Accounting Standards Board has recently issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's 1988 and 1995 Stock Incentive Plans. Companies choosing not to adopt SFAS No. 123 will continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25), but will be required to make certain disclosures about their plans, including pro forma net income and earnings per share under the new method. Ashland Coal is first required to follow the rules of SFAS No. 123 in 1996. The Company expects to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123. Accordingly, Ashland Coal expects that SFAS No. 123 will have no effect on the Company's earnings or financial position.

     The Company believes that the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. However, it appears that any further effects on market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply of competing coals. Because of its level of spot and contract commitments for 1996, the Company does not expect that a significant movement in spot prices during 1996 would have a material effect on the Company's results of operations.

     Ashland Coal's export sales volume increased significantly in 1995 compared to 1994 as the result of a better balance of supply and demand worldwide, but such increase in export sales has not had any significant effect on the Company's results of operations nor is it expected to in the near future. The Company sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Both export and metallurgical coal sales do, however, enhance Ashland Coal's market flexibility and profit potential.

     The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the UMWA employees of Hobet, provides for wage increases totalling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels are subject to renegotiation after both the third and fourth years of the contract. In connection with the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the Wage Agreement and the Memorandum, taken as a whole, have not had and will not have an adverse effect on costs.

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

     The Company continues to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for production and/or marketing synergies and margin improvement. Such acquisitions, if they occur, may be in the central Appalachian coal fields, which is currently the Company's only area of operations, in coal fields in other regions of the U.S., or abroad.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

(In thousands)                                               1995         1994          1993
                                                            --------     ---------     ---------
Net cash provided by (used in)
  Operating activities
     Before changes in operating assets and
       liabilities.......................................   $126,291     $ 111,867     $  74,165
     Changes in operating assets and liabilities.........     (4,416)       (7,780)            5
                                                            --------     ---------     ---------
                                                             121,875       104,087        74,170
  Investing activities...................................    (77,009)      (59,051)       35,654
  Financing activities...................................    (44,234)      (44,472)     (146,877)
                                                            --------     ---------     ---------
Increase (decrease) in cash and cash equivalents.........   $    632     $     564     $ (37,053)
                                                            ========     =========     =========

     Cash provided by operating activities before changes in operating assets and liabilities rose in 1995 from 1994 and in 1994 from 1993 primarily because of increases in sales volume, which were made possible by higher levels of production. As noted above, production was adversely affected in 1993 by the strike by the UMWA and in the first quarter of 1994 by the aftereffects of the strike and by severe winter weather. Cash used for changes in operating assets and liabilities in 1995 arose primarily from higher accounts receivable balances, which resulted from higher sales volume in 1995, particularly in the fourth quarter. Cash used for changes in operating assets and liabilities in 1994 reflected growth in accounts receivable balances and inventories, partially offset by growth in the balances of accounts payable, accrued expenses, and income taxes payable. In 1993, reduced accounts receivable balances, partially offset by reductions in the balances of accounts payable, accrued expenses, and income taxes payable, accounted for most of the reduction in operating assets and liabilities. All of these changes in 1994 and 1993 were outgrowths of the UMWA strike.

     Cash used during 1995 and 1994 for investing activities primarily reflects capital expenditures and royalty payments expected to be recovered after one year. Cash provided by investing activities in 1993 resulted from the sale and leaseback of certain mining equipment (discussed below).

     Cash used in financing activities in 1995 consists of amounts used to repay borrowings, to pay dividends, and to purchase treasury stock. Dividend payments and payments on borrowings constitute the cash used in financing activities during 1994. Cash used in financing activities in 1993 chiefly represented payments of $141.4 million on borrowings from cash provided by the sale and leaseback of mining equipment, the liquidation of cash equivalents, and cash provided by operating activities.

     The Company's capital expenditures in 1995, 1994, and 1993 were $58.2 million, $42.8 million, and $20.6 million, respectively. During 1993, the Company deferred capital expenditures to the extent possible in order to improve liquidity in anticipation of and during the UMWA strike and in the event that the Company was required to purchase its convertible Class C preferred stock. Ashland Coal estimates that capital expenditures in 1996 will be approximately $68 million.

     On January 29, 1993, mining equipment valued at approximately $64 million being used by Dal-Tex and Hobet was sold and leased back under an operating lease for a three-year term. In May 1995, the Company completed the negotiation of a two-year extension of that lease for most of the equipment. The equipment not included in the extension was repurchased by the Company for approximately $4 million in January 1996. The portion of the equipment included in the two-year extension may be repurchased at the Company's option in January 1998 for approximately $28 million. Ashland Coal believes that such purchase, if it should occur, would be funded under the Company's revolving credit agreement or lines of credit, which borrowings would be repaid from cash flow from operations in that same year.

     Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement's termination in 1999. At December 31, 1995, the Company had $30 million borrowed under this agreement. The Company also had $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Certain of these senior notes amounting to $22.1 million are due on May 15, 1996. The Company anticipates that it will fund this payment under its revolving credit agreement. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1995, there were $255 million of such agreements in effect with borrowings outstanding of $7.3 million. The Company expects to make payments on the indebtedness under the lines of credit and discretionary prepayments on currently existing indebtedness under the revolving credit agreement totalling approximately $19 million from cash flow generated by operations over the next 12 months.

     The Company expects cash flow provided by operating activities to be reduced in 1996 from the 1995 level because of the expiration of the CG&E contracts and price adjustments under other contracts as discussed above. Ashland Coal believes that over the next 12 months cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above, and to fund its stock purchase program. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.

CONTINGENCIES

     Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.6 million and $2.2 million at December 31, 1995, and December 31, 1994, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $38.0 million. At December 31, 1995, and December 31, 1994, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $9.4 million and $7.7 million, respectively.

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

CERTAIN RISK FACTORS

     Credit risk--Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As a group, electric utilities are stable, well-capitalized entities with favorable credit ratings. Credit is extended based on an evaluation of each customer's financial condition, and collateral is not generally required. Credit losses have consistently been minimal.

     Price risk--Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement or any successor agreement. Some of the long-term contracts permit adjustment in contract price for changes in market conditions. Falling market prices raise the price risk under these contracts. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related.

     The coal industry is highly competitive, and Ashland Coal competes with a large number of other coal producers. Ashland Coal believes that it can compete effectively with other coal producers in the eastern United States because of the Company's low production costs, high-quality reserves, and ability to accommodate customers' transportation requirements. Factors such as utility deregulation and new clean air regulations, however, have had, or will have, the effect of intensifying competition between producers in the eastern United States and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

     Ashland Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration. The employees of Ashland Coal's Hobet operating subsidiary are covered by the Wage Agreement, which provides for certain wage rates and benefits during its first three years. Thereafter, wages and certain benefits are subject to renegotiation. Employees of other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates is the Wage Agreement.

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

     Interest rate risk--Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also rise. For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.1 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset, depending on the level of its sales commitments, by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and may from time to time utilize certain types of derivative securities to manage its interest-rate risk. Either extending the term of short-term borrowings at fixed rates or using derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. The board of directors has authorized the use of derivatives in a limited fashion for the management of interest rate risk. The Company has swapped $5 million of its fixed-rate debt for floating-rate debt. The increased exposure to interest-rate fluctuations has been mitigated through the purchase of an interest-rate cap.

RECURRING FACTORS AFFECTING RESULTS OF OPERATIONS

     The Company's customers frequently combine nuclear, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal varies depending on price and transportation, regulatory, and other factors. Most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, generally by not more than 15%, the quantity of coal purchased under the contract in a particular year. In addition, most of the Company's contracts contain a force majeure clause, which, in the event of an act of God or other event beyond the control of the customer, allows the customer to suspend its performance under the contract for the duration of the effect of the event.

     Sometimes the contract does not require the customer to make up purchases not made by reason of force majeure. Some contracts contain "reopener" provisions that require the parties to reach new agreements regarding price in order to maintain the contract, and from time to time the Company has renegotiated contracts after execution to extend them or to accommodate changing market conditions.

     The Company's coal production is subject to a variety of operational, geologic, and weather-related factors that routinely cause production to fluctuate. Operational factors include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine--called a panel--are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocations depend to a large degree on availability of labor and equipment, timely issuance of permits, and the weather. Geologic conditions within mines are not uniform. Overburden ratios at the surface mines vary, as do roof and floor conditions and seam thickness in underground mines. These variations can be either positive or negative for production. Weather conditions can also have a significant effect on the Company's production, depending on the severity and duration of the condition. For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites.

     The results of the third quarter of each year are frequently adversely affected by lower production and resultant higher costs because of scheduled vacation periods at the West Virginia mines. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects on the third quarter may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year.

     Hobet is a party to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at the Hobet and Dal-Tex complexes. Any future strike or work stoppage that affected either the Hobet #21 or Dal-Tex complex for a prolonged period would have a significant adverse effect on the Company's results of operations. If the UMWA is successful in unionizing Mingo Logan (see discussion above), Mingo Logan also would be subject to labor disruptions of the type that affect union operations.

     Any one or a combination of changing demand, fluctuating selling prices, routine operational, geologic and weather-related factors, unexpected regulatory changes or results of litigation, or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from expectations. Any event disrupting substantially all production at any of the Hobet #21, Dal-Tex or Mingo Logan complexes for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. The effect of such a disruption at Mingo Logan would be particularly severe because of the high volume of coal produced at that complex and the relatively high contribution to operating income by the sale of each ton of that coal. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

ITEM 8. Financial Statements and Supplementary Data

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors.......................................................    21
Audited Consolidated Financial Statements
Consolidated Statements of Income--Years ended December 31, 1995, 1994 and 1993......    22
Consolidated Balance Sheets--December 31, 1995 and 1994..............................    23
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1995, 1994
  and 1993...........................................................................    24
Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994 and
  1993...............................................................................    25
Notes to Consolidated Financial Statements...........................................    26

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ashland Coal, Inc.

     We have audited the accompanying consolidated balance sheets of Ashland Coal, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Coal, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and for postretirement benefits other than pensions.

                                                               ERNST & YOUNG LLP

Louisville, Kentucky
January 19, 1996

CONSOLIDATED STATEMENTS OF INCOME

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                    YEAR ENDED DECEMBER 31
         (In thousands except earnings per share)               1995         1994         1993
                                                              --------     --------     --------
REVENUES:
  Coal sales...............................................   $618,886     $589,141     $484,390
  Operating revenues.......................................     17,075       21,003       13,952
                                                              --------     --------     --------
                                                               635,961      610,144      498,342
COSTS AND EXPENSES:
  Cost of coal sold........................................    529,618      510,125      446,754
  Operating expenses.......................................     10,995       11,543       10,641
  Selling, general, and administrative expenses............     27,901       33,756       35,790
                                                              --------     --------     --------
                                                               568,514      555,424      493,185
                                                              --------     --------     --------
Operating income...........................................     67,447       54,720        5,157
OTHER INCOME (EXPENSE):
  Interest income..........................................         89          366        1,057
  Interest expense.........................................    (20,724)     (22,238)     (25,342)
                                                              --------     --------     --------
Income (loss) before income taxes and the cumulative effect
  of changes in accounting.................................     46,812       32,848      (19,128)
Income tax expense (benefit)...............................      5,401          628      (64,502)
                                                              --------     --------     --------
Income before the cumulative effect of changes in
  accounting...............................................     41,411       32,220       45,374
Cumulative effect of changes in accounting.................         --           --      (18,836)
                                                              --------     --------     --------
NET INCOME.................................................     41,411       32,220       26,538
Less:
  Preferred stock dividends................................      2,810        2,603        2,660
  Accretion on preferred stock subject to redemption.......         --           --          770
                                                              --------     --------     --------
Income applicable to common stock..........................   $ 38,601     $ 29,617     $ 23,108
                                                              ========     ========     ========
EARNINGS PER COMMON SHARE:
Primary:
  Earnings before cumulative effect adjustments............   $   2.22     $   1.72     $   2.48
  Cumulative effect adjustments............................         --           --        (1.07)
                                                              --------     --------     --------
  Net income...............................................   $   2.22     $   1.72     $   1.41
                                                              ========     ========     ========
Fully diluted:
  Earnings before cumulative effect adjustments............   $   2.16     $   1.68     $   2.34
  Cumulative effect adjustments............................         --           --        (1.00)
                                                              --------     --------     --------
  Net income...............................................   $   2.16     $   1.68     $   1.34
                                                              ========     ========     ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                              DECEMBER 31
                            (In thousands)                                 1995         1994
                                                                         --------     --------
ASSETS
  Current assets:
     Cash and cash equivalents........................................   $  1,752     $  1,120
     Trade accounts receivable........................................     76,442       62,362
     Other receivables................................................      6,890        9,124
     Inventories......................................................     26,038       30,211
     Prepaid royalties................................................     16,622       15,568
     Deferred income taxes............................................      3,512        3,158
     Other............................................................      3,349        4,020
                                                                         --------     --------
     Total current assets.............................................    134,605      125,563
  Other assets:
     Prepaid royalties................................................     61,979       58,779
     Coal supply agreements...........................................     31,498       35,527
     Other............................................................     21,613       25,108
                                                                         --------     --------
     Total other assets...............................................    115,090      119,414
  Property, plant, and equipment, net.................................    585,707      593,415
                                                                         --------     --------
     Total assets.....................................................   $835,402     $838,392
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable.................................................   $ 30,595     $ 35,988
     Accrued expenses.................................................     37,279       33,657
     Current portion of debt..........................................     42,000       43,963
                                                                         --------     --------
     Total current liabilities........................................    109,874      113,608
  Long-term debt......................................................    172,975      200,000
  Accrued postretirement benefits other than pension..................     78,951       75,196
  Other long-term liabilities.........................................     50,493       48,217
  Deferred income taxes...............................................     25,230       32,388
  Stockholders' equity:
     Convertible preferred stock......................................     67,841       67,841
     Common stock, $.01 par value, 44,000,000 shares authorized,
      13,754,224 issued and 13,567,858 outstanding in 1995 and
      13,722,984 shares issued and outstanding in 1994................        138          137
     Paid-in capital..................................................    109,257      108,711
     Retained earnings................................................    224,574      192,294
     Less treasury common stock at cost (186,366 shares)..............     (3,931)          --
                                                                         --------     --------
     Total stockholders' equity.......................................    397,879      368,983
                                                                         --------     --------
     Total liabilities and stockholders' equity.......................   $835,402     $838,392
                                                                         ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

ASHLAND COAL, INC. AND SUBSIDIARIES

Three years ended December 31, 1995

                                            CONVERTIBLE
                                             PREFERRED     COMMON    PAID-IN     RETAINED    TREASURY
                                               STOCK       STOCK     CAPITAL     EARNINGS     STOCK      TOTAL
                                            -----------    ------    --------    --------    -------    --------
                                                                    (In thousands)
Balance at January 1, 1993...............     $33,050       $136     $104,398    $150,691    $          $288,275
  Net income.............................                                          26,538                 26,538
  Cash dividends paid:
    Common - $.40 per share..............                                          (5,436)                (5,436)
    Preferred - $10,638 (including $4,200
     preference dividend) per share......                                          (2,660)                (2,660)
  Accretion on preferred stock subject to
   redemption............................                                            (770)                  (770)
  Reclassification of Class C preferred
   stock no longer subject to
   redemption............................      34,791                                                     34,791
  Issuance of 76,533 shares of common
   stock under dividend reinvestment and
   stock purchase plan...................                               2,123                              2,123
  Issuance of 28,725 shares of common
   stock under stock incentive plan......                                 566                                566
                                            -----------    ------    --------    --------    -------    --------
Balance at December 31, 1993.............      67,841        136      107,087     168,363                343,427
  Net income.............................                                          32,220                 32,220
  Cash dividends paid:
    Common - $.415 per share.............                                          (5,686)                (5,686)
    Preferred - $10,414 (including $2,800
     preference dividend) per share......                                          (2,603)                (2,603)
  Issuance of 35,655 shares of common
   stock under dividend reinvestment and
   stock purchase plan...................                      1          980                                981
  Issuance of 28,825 shares of common
   stock under stock incentive plan......                                 644                                644
                                            -----------    ------    --------    --------    -------    --------
Balance at December 31, 1994.............      67,841        137      108,711     192,294                368,983
  Net income.............................                                          41,411                 41,411
  Cash dividends paid:
    Common - $.46 per share..............                                          (6,321)                (6,321)
    Preferred - $11,239 (including $2,800
     preference dividend) per share......                                          (2,810)                (2,810)
  Purchase of 185,300 shares of
   common stock..........................                                                     (3,902)     (3,902)
  Issuance of 31,240 shares of common
   stock under stock incentive plan......                      1          546                    (29)        518
                                            -----------    ------    --------    --------    -------    --------
Balance at December 31, 1995.............     $67,841       $138     $109,257    $224,574    $(3,931)   $397,879
                                            ==========     ========  =========   =========   ========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31
(In thousands)                                               1995           1994           1993
                                                         -----------    -----------    -----------
OPERATING ACTIVITIES
  Net income..........................................   $    41,411    $    32,220    $    26,538
  Adjustments to reconcile to cash provided by
   operating activities:
     Depreciation, depletion, and amortization........        70,893         71,795         71,248
     Prepaid royalties expensed.......................        21,286         19,868         26,299
     Deferred income taxes............................        (7,511)       (11,238)       (69,166)
     Gain on disposition of assets....................          (477)        (1,214)           (43)
     Cumulative effect of changes in accounting.......            --             --         18,836
     Partnership costs in excess of cash advances.....           689            436            453
     Changes in operating assets and liabilities:
          Trade accounts receivable...................       (14,080)       (16,849)        21,315
          Other receivables...........................         2,234         (4,657)         3,954
          Inventories.................................         4,173         (7,907)         2,154
          Prepaid royalties...........................        (4,527)        (5,070)       (16,967)
          Other current assets........................         1,200         (1,522)        (1,921)
          Other assets................................         2,336          2,518         (6,764)
          Accounts payable and accrued expenses.......          (902)        12,816         (7,688)
          Income taxes................................          (764)         2,381         (8,146)
          Accrued postretirement benefits other than
            pension...................................         3,755          7,351          6,746
          Other long-term liabilities.................         2,159          3,159          7,322
                                                         -----------    -----------    -----------
  Cash provided by operating activities...............       121,875        104,087         74,170
INVESTING ACTIVITIES
  Property, plant, and equipment:
     Purchases........................................       (58,245)       (42,841)       (20,569)
     Proceeds from sales..............................         2,249          4,280            709
  Proceeds from sale and leaseback of equipment.......            --             --         64,182
  Advances on prepaid royalties.......................       (21,013)       (20,490)        (8,668)
                                                         -----------    -----------    -----------
  Cash provided by (used in) investing activities.....       (77,009)       (59,051)        35,654
FINANCING ACTIVITIES
  Proceeds from borrowings............................     1,007,754      1,315,931      1,023,648
  Payments on borrowings..............................    (1,039,402)    (1,353,570)    (1,165,029)
  Dividends paid......................................        (9,131)        (8,289)        (8,096)
  Proceeds from sale of common stock..................           447          1,456          2,600
  Purchase of common stock............................        (3,902)            --             --
                                                         -----------    -----------    -----------
  Cash used in financing activities...................       (44,234)       (44,472)      (146,877)
                                                         -----------    -----------    -----------
  Increase (decrease) in cash and cash equivalents....           632            564        (37,053)
  Balance at beginning of year........................         1,120            556         37,609
                                                         -----------    -----------    -----------
  Cash and cash equivalents at end of year............   $     1,752    $     1,120    $       556
                                                         ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes, net of
     refunds..........................................   $    13,470    $     9,218    $    12,810
  Cash paid during the year for interest, net of
   amounts capitalized................................   $    20,281    $    22,126    $    25,411

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASHLAND COAL, INC. AND SUBSIDIARIES

December 31, 1995

1. ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Ashland Coal, Inc. and its subsidiaries (the Company or Ashland Coal), which operate in the coal mining industry. The Company's mining operations are conducted in eastern Kentucky and West Virginia, and the coal is marketed primarily in the eastern United States. All subsidiaries are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

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

Inventories

     Inventories are comprised of the following:

(In thousands)                                                             1995        1994
                                                                           -------     -------
Coal....................................................................   $ 8,536     $14,198
Supplies................................................................    17,502      16,013
                                                                           -------     -------
                                                                           $26,038     $30,211
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

     Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is offset against earned royalties and is included in the cost of coal mined. The Company provides a valuation allowance for royalties estimated to be nonrecoupable. The valuation allowance for prepaid royalties was $7,865,000 and $21,884,000 at December 31, 1995 and 1994, respectively.

Coal Supply Agreements

     Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized to selling expense on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $34,147,000 and $32,775,000 at December 31, 1995 and 1994, respectively.

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

Revenue Recognition

     Coal sales revenues include sales to customers of coal produced at Company operations and purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues other than from coal sales are included in operating revenues and are recognized in income as services are performed or otherwise earned.

Other

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents (none at December 31, 1995 and 1994) represent highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are recorded at cost, plus accrued interest, which approximates market.

     Interest costs on borrowed funds are capitalized for significant asset construction projects. Capitalized interest costs were $311,000 in 1995 and $176,000 in 1994. No interest was capitalized in 1993.

     Certain amounts in the 1994 financial statements have been reclassified to conform with the classifications in the 1995 financial statements.

2. RELATED PARTIES

     The financial statements include transactions with Ashland Inc. (Ashland), Saarbergwerke AG (Saarberg), and Carboex International, Ltd. (Carboex) and their affiliates. Ashland owns 7,274,609 shares of the issued and outstanding common stock and the issued and outstanding convertible Class B preferred stock of Ashland Coal, and Carboex owns the issued and outstanding convertible Class C preferred stock of Ashland Coal. Saarberg owns 66,115 shares of Ashland Coal's common stock. Prior to February 8, 1995, Saarberg also owned the issued and outstanding convertible Class B preferred stock. On February 8, 1995, Ashland purchased Saarberg's Class B preferred stock for $110,076,000. Ashland now has approximately 55% of the voting power of Ashland Coal in matters other than the election of directors and is able to elect six members of the 10-member Board of Directors.

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

     Transactions with related parties (which include Saarberg prior to February 8, 1995) are summarized below.

(In thousands)                                                       1995       1994       1993
                                                                    ------     ------     ------
Revenues:
  Saarberg.......................................................   $   --     $4,124     $1,408
  Ashland and affiliates.........................................    2,390          1          1
Service fees:
  Charges from Ashland...........................................      428        392        423
  Charges to Ashland.............................................        5          1          1
Commissions paid on European sales of metallurgical coal:
  Carboex........................................................      125        108        135
  Saarberg and affiliates........................................       --        108        135
Commissions paid to Saarberg and affiliates on certain export
  sales of steam coal............................................       --         --         13
Purchases of fuel, oil, and other products from Ashland..........    5,996      5,881      4,205

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

     Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $7,622,000 and $6,933,000 at December 31, 1995 and 1994, respectively (included in other long-term liabilities). Costs and cash advances for the last three years follow:

(In thousands)                                                       1995       1994       1993
                                                                    ------     ------     ------
Operating and debt service costs charged to costs and expenses...   $3,898     $3,316     $3,158
Cash advances....................................................    3,209      2,880      2,705

     Future payments for fixed operating costs and debt service are estimated to approximate $3,000,000 annually through 2015 and $26,000,000 in 2016.

4. TAXES

     Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)                                                  1995         1994         1993
                                                              --------     --------     --------
Current:
  Federal..................................................   $ 11,793     $ 11,037     $  4,805
  State....................................................      1,119          829         (141)
                                                              --------     --------     --------
     Total current.........................................     12,912       11,866        4,664
                                                              --------     --------     --------
Deferred:
  Federal..................................................     (6,894)     (10,253)     (62,068)
  State....................................................       (617)        (985)      (7,098)
                                                              --------     --------     --------
     Total deferred........................................     (7,511)     (11,238)     (69,166)
                                                              --------     --------     --------
                                                              $  5,401     $    628     $(64,502)
                                                              ========     ========     ========

     A reconciliation of the normal statutory federal income tax on Ashland Coal's pretax income with the Company's actual income tax expense (benefit) follows:

(In thousands)                                                  1995         1994         1993
                                                              --------     --------     --------
Income tax expense (benefit) at U.S. statutory rate........   $ 16,384     $ 11,497     $ (6,504)
Increase (decrease) in taxes resulting from:
  Percentage depletion allowance...........................    (10,431)     (10,685)      (7,038)
  State income taxes, net of effect of federal taxes.......        110         (446)      (1,700)
  Nontaxable income and nondeductible expenses.............       (590)         (53)        (172)
  Effect of enacted tax law changes........................         --           --      (50,231)
  Other items..............................................        (72)         315        1,143
                                                              --------     --------     --------
                                                              $  5,401     $    628     $(64,502)
                                                              ========     ========     ========

     Income tax benefit for 1993 includes a net $50,231,000 deferred tax benefit resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993
(OBRA). OBRA increased the marginal tax rate on corporations by 1%, which resulted in Ashland Coal's recognizing an additional net deferred tax liability of $3,307,000 and a like amount of deferred income tax expense. OBRA also permitted the Company to elect to deduct the amortization of goodwill over 15 years. Such amortization was not previously deductible. Ashland Coal elected to deduct for federal tax purposes the amortization of goodwill associated with the April 1992 acquisition of Dal-Tex Coal Corporation. As a result of this election, the Company recognized a $53,538,000 deferred tax asset and an equal deferred tax benefit.

     Significant components of the Company's deferred tax liabilities and assets that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

(In thousands)                                                             1995         1994
                                                                         --------     --------
Deferred tax liabilities:
  Acquisition costs allocated to mineral reserves.....................   $ 87,301     $ 91,842
  Property, plant, and equipment, principally due to differences in
     lives and methods of depreciation, depletion, and amortization...     27,613       28,385
  Prepaid royalties capitalized for financial reporting purposes......     19,537       18,819
  Acquisition costs allocated to coal supply agreements...............      3,110        3,834
  Other...............................................................      3,432        3,020
                                                                         --------     --------
     Total deferred tax liabilities...................................    140,993      145,900
                                                                         --------     --------
Deferred tax assets:
  Goodwill for tax purposes...........................................     37,586       40,932
  Postretirement benefits other than pension..........................     31,228       29,919
  Alternative minimum tax credit carryforward.........................     26,971       25,287
  Costs not deductible until paid or realized.........................     17,719       15,779
  Net operating loss carryforwards....................................        500          499
  Deferred gains not deferred for tax purposes........................      2,141        1,933
  Other...............................................................      3,130        2,321
                                                                         --------     --------
     Total deferred tax assets........................................    119,275      116,670
                                                                         --------     --------
       Net deferred tax liability.....................................     21,718       29,230
     Less current asset...............................................     (3,512)      (3,158)
                                                                         --------     --------
       Long-term deferred tax liability...............................   $ 25,230     $ 32,388
                                                                         ========     ========

     At December 31, 1995, the Company had $459,000 of federal net operating loss carryforwards, which expire in 2004, and $6,306,000 of state net operating loss carryforwards, which expire from 2002 through 2008, which may be applied against future taxable income.

5. PREPAID ROYALTIES

     Ashland Coal has entered into various noncancellable royalty lease agreements under which future minimum payments are approximately $25,000,000 in 1996, $23,000,000 in 1997 through 1999, $22,000,000 in 2000, and $212,000,000 in the aggregate thereafter.

     Coal lands and mineral rights with a carrying value of $2,800,000, prepaid royalties with a carrying value of $25,132,000 (net of the valuation allowance), and future royalty commitments of $2,210,000 at December 31, 1995, represent amounts attributable to coal properties for which there are no immediate plans for significant production. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of Ashland Coal's investment.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following:

(In thousands)                                                             1995         1994
                                                                         --------     --------
Land..................................................................   $  5,686     $  5,393
Coal lands and mineral rights.........................................    462,465      457,971
Buildings and improvements............................................     38,381       34,881
Equipment and processing facilities...................................    386,624      340,035
Other.................................................................      7,502        6,607
Construction in progress..............................................      5,184       13,251
                                                                         --------     --------
                                                                          905,842      858,138
Less accumulated depreciation, depletion, and amortization............    320,135      264,723
                                                                         --------     --------
                                                                         $585,707     $593,415
                                                                         ========     ========

7. DEBT AND FINANCING ARRANGEMENTS

     Debt consists of the following:

(In thousands)                                                             1995         1994
                                                                         --------     --------
9.78% senior unsecured notes, payable in four equal annual
  installments beginning September 15, 1997...........................   $100,000     $100,000
9.66% senior unsecured notes, payable in six equal annual installments
  beginning May 15, 2001..............................................     52,900       52,900
8.92% senior unsecured notes, due May 15, 1996........................     22,100       22,100
Indebtedness to banks under revolving credit agreement (rate at
  December 31, 1995--6.22%; 1994--6.51%)..............................     30,000       25,000
Indebtedness to banks under lines of credit (weighted average rate at
  December 31, 1995--6.09%; 1994--6.74%)..............................      7,315       43,858
Other.................................................................      2,660          105
                                                                         --------     --------
                                                                          214,975      243,963
Less current portion..................................................     42,000       43,963
                                                                         --------     --------
Long-term debt........................................................   $172,975     $200,000
                                                                         ========     ========

     Ashland Coal has a revolving credit agreement, which terminates in 1999, with a group of banks providing for borrowings of up to $500,000,000. The rate of interest on borrowings under this agreement is, at Ashland Coal's option, a money-market rate determined by a competitive bid process, the National Westminster Bank PLC reference rate, a rate based on LIBOR, or a rate based on an average market certificate-of-deposit rate. The provisions of the revolving credit agreement require a facility fee, which is currently computed at the rate of 0.225% per annum on the amount of the commitment. The rate used to compute the facility fee is redetermined quarterly based upon the Company's ratio of debt to equity and may vary from 0.15% to 0.35% per annum. Certain amounts borrowed under the revolving credit agreement ($18,200,000 in 1995 and $25,000,000 in 1994) are classified as long-term as the Company has the intent and ability to maintain these borrowings on a long-term basis.

     Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1995, there were $255,000,000 of such agreements in effect.

     Aggregate maturities of debt at December 31, 1995, are $42,000,000 in 1996, $43,888,000 in 1997, $25,737,000 in 1998, $25,450,000 in 1999, $25,000,000 in
2000, and $52,900,000 thereafter. Included in these maturities are discretionary prepayments of $19,000,000 in 1996.

     The credit agreements contain, among other covenants, provisions setting forth certain requirements for current ratio and consolidated net worth and restrictions on the payment of dividends and the creation of additional debt. At December 31, 1995, retained earnings of $78,459,000 were available for dividends.

     The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt from a fixed to a floating rate basis. The Company also enters into interest-rate cap agreements to hedge the exposure to increasing interest rates with respect to its interest-rate swap program. The effect of activity in these financial instruments is not significant to the Company's consolidated financial statements. At December 31, 1995, the notional value of interest-rate swap and cap agreements in place was $5 million.

8. ACCRUED BLACK LUNG BENEFITS

     Ashland Coal is liable under the federal Mine Safety and Health Act of 1977, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. Ashland Coal is also liable under various states' statutes for black lung benefits. Ashland Coal currently provides for federal and state claims principally through a self-insurance program. Charges are being made to current operations in amounts sufficient to amortize the actuarially computed liability for black lung benefits over five to 22 years at an assumed 8% after-tax investment return. The accrual for black lung benefits (included in other long-term liabilities and in accrued expenses) was $15,841,000 and $14,890,000 at December 31, 1995 and 1994, respectively.

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

     The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2,599,000 and $2,227,000 at December 31, 1995 and 1994, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $38,000,000. At December 31, 1995 and 1994, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $9,418,000 and $7,653,000, respectively.

10. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

(In thousands)                                                               1995        1994
                                                                           -------     -------
Accrued compensation....................................................   $17,800     $15,233
Accrued taxes...........................................................    10,743      10,214
Accrued interest........................................................     4,313       4,204
Accrued reclamation and mine closing costs..............................       960         850
Other...................................................................     3,463       3,156
                                                                           -------     -------
                                                                           $37,279     $33,657
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

     Each share of Class B and C preferred stock is convertible into shares of common stock as follows:

        Through August 17, 1998......................................   18,346 shares
        August 18, 1998-August 17, 2003..............................   19,596 shares
        Thereafter...................................................   20,846 shares

     Holders of Class B and C preferred stock, voting cumulatively and together as a class, have the right to elect one director for each 63 shares of such Class B and C preferred stock held by them, up to a maximum of three directors.

     Ashland Coal and Carboex entered into a put agreement in 1988 granting to Carboex the right to require Ashland Coal to purchase its 100 shares of Class C preferred stock for $37,500,000 to be paid over two years. After the expiration of the put agreement in September 1993, the Class C preferred stock was reclassified as an element of stockholders' equity. These securities were recorded at their fair market value at date of issue, and the carrying value was increased to the 1993 present value of the redemption amount by periodic charges to retained earnings ($770,000 in 1993).

     Ashland Coal's Board of Directors in 1995 authorized the purchase, from time to time, of up to one million shares of the Company's common stock. At February 14, 1996, 251,200 shares had been purchased under this authorization. Shares acquired may be used for general corporate purposes.

12. EARNINGS PER SHARE

     Earnings per share of common stock are based on the weighted average number of common and common equivalent shares outstanding during each year. Shares of common stock issuable under the Company's stock incentive plans are treated as common stock equivalents when dilutive. Fully diluted earnings per share are based on conversion rights that become effective within 10 years of the respective balance sheet date.

     Computations of earnings per share, using the "two class" method, are as follows:

(In thousands except earnings per share)                         1995        1994         1993
                                                                -------     -------     --------
Income before the cumulative effect of changes in
  accounting.................................................   $41,411     $32,220     $ 45,374
Less: Common stock dividends.................................     6,321       5,686        5,436
      Preferred stock dividends..............................     2,810       2,603        2,529
      Accretion of discount on preferred stock...............        --          --          770
                                                                -------     -------     --------
Undistributed earnings less accretion before cumulative
  effect adjustments.........................................    32,280      23,931       36,639
Cumulative effect of changes in accounting...................        --          --      (18,836)
                                                                -------     -------     --------
Undistributed earnings less accretion........................   $32,280     $23,931     $ 17,803
                                                                =======     =======     ========
Earnings per common share:
  Primary:
     Undistributed earnings less accretion before cumulative
       effect adjustments....................................   $  1.76     $  1.30     $   2.08
     Dividends (except preference dividends).................       .46         .42          .40
                                                                -------     -------     --------
     Earnings before cumulative effect adjustments...........      2.22        1.72         2.48
     Cumulative effect adjustments...........................        --          --        (1.07)
                                                                -------     -------     --------
     Net income..............................................   $  2.22     $  1.72     $   1.41
                                                                =======     =======     ========
  Fully diluted:
     Undistributed earnings less accretion before cumulative
       effect adjustments....................................   $  1.70     $  1.26     $   1.94
     Dividends (except preference dividends).................       .46         .42          .40
                                                                -------     -------     --------
     Earnings before cumulative effect adjustments...........      2.16        1.68         2.34
     Cumulative effect adjustments...........................        --          --        (1.00)
                                                                -------     -------     --------
     Net income..............................................   $  2.16     $  1.68     $   1.34
                                                                =======     =======     ========

     Weighted average shares for computing earnings per share were as follows:

(In thousands)                                                    1995        1994        1993
                                                                 -------     -------     -------
Primary.......................................................    18,374      18,338      17,579
Fully diluted.................................................    19,002      18,965      18,924

13. STOCK INCENTIVE PLANS

     On August 8, 1988, the stockholders approved a stock incentive plan (1988
Plan) reserving 750,000 shares of Ashland Coal common stock, and on April 28, 1995, the stockholders approved a new stock incentive plan (1995 Plan) reserving 1,000,000 shares of Ashland Coal common stock, in each case for awards to officers and key employees. The 1988 Plan provides for the granting of incentive stock options (qualified stock options), nonqualified stock options, stock appreciation rights (SARs) and restricted stock awards, and the 1995 Plan provides for granting of those same incentives, as well as merit awards, performance share awards, and phantom stock awards. Stock options generally become exercisable in full or in part one year from date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to surrender stock options and receive cash or stock in an amount equal to the excess of the market value of the optioned shares over their option price. Unexercised options and any accompanying SARs lapse 10 years after the date of grant. Restricted stock awards may entitle employees to purchase shares at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. As of December 31, 1995, no SARs or restricted stock awards have been granted. Merit awards under the 1995 Plan are grants of Ashland

Coal stock without restriction and at a nominal cost. Performance share awards are awards which can be earned by the recipient if Ashland Coal meets certain preestablished performance measures. Until earned, the performance shares are nontransferable, and when earned, performance shares are payable in cash, stock, or restricted stock. Phantom stock awards under the 1995 Plan are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares. As of December 31, 1995, no merit, performance share, or phantom stock awards have been granted.

     Information regarding stock options under these plans is as follows:

                                              1995                  1994                  1993
                                        -----------------     -----------------     -----------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                        COMMON   AVERAGE      COMMON   AVERAGE      COMMON   AVERAGE
 (In thousands except per share data)   SHARES    PRICE       SHARES    PRICE       SHARES    PRICE
                                        ------   --------     ------   --------     ------   --------
Options outstanding at January 1......    514     $23.23        468     $21.75        432     $20.91
    Granted...........................     95      26.13         96      28.45         96      25.50
    Exercised.........................    (31)     15.24        (29)     16.49        (29)     16.61
    Cancelled.........................     --         --        (21)     23.29        (31)     26.37
                                        ------                ------                ------
Options outstanding at December 31....    578      24.14        514      23.23        468      21.75
                                        =====                 =====                 =====
Options exercisable at December 31....    410                   351                   284
Options available for grant at
  December 31.........................  1,000                    95                   170

     The Financial Accounting Standards Board has recently issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's 1988 and 1995 Plans. Companies choosing not to adopt SFAS No. 123 will continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25), but will be required to make certain disclosures about their plans, including pro forma net income and earnings per share under the new method. Ashland Coal is first required to follow the rules of SFAS No. 123 in 1996. The Company expects to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123. Accordingly, Ashland Coal expects that SFAS No. 123 will have no effect on the Company's earnings or financial position.

14. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

     The Company has a noncontributory defined benefit pension plan covering certain of its salaried and nonunion hourly employees. Benefits for salaried employees generally are based on years of service and the employee's compensation during the three years prior to retirement. For hourly employees, the plan provides for a stated benefit for each year of service. Ashland Coal funds the plan in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes. Plan assets consist primarily of equity securities and fixed income securities.

     The net pension cost of the plan includes the following components:

(In thousands)                                                     1995        1994        1993
                                                                  -------     -------     ------
Service cost of benefits earned................................   $ 1,185     $ 1,433     $1,047
Interest cost on projected benefit obligation..................     1,032         863        712
Actual (return) loss on plan assets............................    (1,872)        787       (506)
Net amortization...............................................     1,148      (1,428)       227
                                                                  -------     -------     ------
  Net periodic pension cost....................................   $ 1,493     $ 1,655     $1,480
                                                                  =======     =======     ======

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994:

(In thousands)                                                              1995        1994
                                                                           -------     -------
Actuarial present value of benefit obligation:
  Vested benefits.......................................................   $ 9,450     $ 5,178
  Nonvested benefits....................................................     1,246         728
                                                                           -------     -------
     Accumulated benefit obligation.....................................    10,696       5,906
Effect of projected compensation increases..............................     7,857       5,346
                                                                           -------     -------
     Projected benefit obligation.......................................    18,553      11,252
Plan assets at fair value...............................................     8,957       6,920
                                                                           -------     -------
     Projected benefit obligation in excess of plan assets..............     9,596       4,332
Unrecognized transition credit..........................................       397         497
Unrecognized prior service cost.........................................        (8)         (8)
Unrecognized net loss...................................................    (4,439)       (509)
                                                                           -------     -------
     Accrued pension liability..........................................     5,546       4,312
Less amount included in accrued expenses................................     2,331         998
                                                                           -------     -------
     Amount included in other long-term liabilities.....................   $ 3,215     $ 3,314
                                                                           =======     =======

     The assumptions used in computing the information above were as follows:

                                                                        1995     1994     1993
                                                                        ----     ----     ----
Discount rate........................................................   7.0%     8.5%     7.0%
Expected long-term rate of return on plan assets.....................   9.0%     9.0%     9.0%
Future compensation growth rate......................................   5.0%     5.0%     5.0%

Multiemployer Pension and Benefit Plans

     Under the labor contract with the United Mine Workers of America (UMWA), Ashland Coal made payments of $1,348,000 in 1995, $1,293,000 in 1994, and $475,000 in 1993 into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). Ashland Coal has estimated its share of such amount to be $17,100,000 at December 31, 1995. Ashland Coal is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements.

     The Coal Industry Retiree Health Benefit Act of 1992 (Benefit Act) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995.

     Ashland Coal treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. Ashland Coal recognized $347,000 in 1995, $296,000 in 1994, and $240,000 in 1993 in
expense relative to premiums paid pursuant to the Benefit Act. The Company believes that the amount of its obligation under the Benefit Act is not significant. Under the prior funding arrangement for retirees now covered by the Benefit Act, Ashland Coal paid $609,000 in 1993 into two multiemployer benefit trusts.

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

     The net periodic postretirement benefit cost of these plans includes the following components:

(In thousands)                                                      1995        1994       1993
                                                                   -------     ------     ------
Service cost....................................................   $ 2,138     $4,522     $4,236
Interest cost...................................................     3,859      4,591      4,988
Amortization of gains...........................................    (1,607)      (213)        --
                                                                   -------     ------     ------
Net periodic postretirement benefit cost........................   $ 4,390     $8,900     $9,224
                                                                   =======     ======     ======

     Net periodic postretirement benefit cost decreased approximately $4,500,000 (an increase in net income of $2,750,000, or $.15 per share on a primary basis and $.14 per share on a fully diluted basis) in 1995 due to changes in certain actuarial assumptions, including an increase in the discount rate, a decrease in the per capita claims cost, and a decrease in the health care cost trend rate.

     The following table sets forth the amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994, none of which have been funded:

(In thousands)                                                              1995        1994
                                                                           -------     -------
Accumulated postretirement benefit obligation:
  Retirees..............................................................   $22,961     $16,611
  Fully eligible active plan participants...............................     7,114       6,869
  Other active plan participants........................................    31,993      35,060
                                                                           -------     -------
                                                                            62,068      58,540
Unrecognized net gain...................................................    15,740      15,710
Unrecognized gain related to prior service..............................     2,102       2,315
                                                                           -------     -------
     Accrued postretirement obligation..................................    79,910      76,565
Less amount included in accrued expenses................................       959       1,369
                                                                           -------     -------
     Amount included in accrued postretirement benefits other than
      pension...........................................................   $78,951     $75,196
                                                                           =======     =======

     The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8.5% at December 31, 1995 and 1994, respectively. The assumed health care cost trend rate for 1996 is 9.25%, decreasing to 5% in the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $9,235,000, or 14.9%, and the net periodic postretirement benefit cost for 1995 by $1,123,000, or 25.6%.

Other Plans

     Ashland Coal sponsors three savings plans which were established to assist eligible employees in providing for their future retirement needs. Ashland Coal's contributions to the plans were $1,928,000 in 1995, $1,621,000 in 1994, and $1,464,000 in 1993.

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

Changes in Assumptions

     The assumptions, including discount rates, used in determining the accumulated benefit obligations for pensions and for other postretirement benefits have changed in the past, and it is reasonably possible that changes in those assumptions will occur in the future. Such changes affect not only the accumulated benefit obligations, but also the amount of expense recognized each year.

15. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Ashland Coal places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

     Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As of December 31, 1995 and 1994, accounts receivable from electric utilities located in the United States totaled $53,836,000 and $49,079,000, respectively, and accounts receivable from electric utilities located in Europe totaled $7,328,000 and $1,146,000, respectively. Credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and consistently have been minimal.

     Ashland Coal is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:

(In thousands)                                                   1995         1994        1993
                                                                -------     --------     -------
Customer A...................................................   $88,191     $128,978     $99,251
Customer B...................................................    83,938       82,005      79,620
Customer C...................................................    60,767       60,928      44,033

     In 1995, 1994, and 1993, Ashland Coal had export sales, principally to European customers, of $78,679,000, $40,608,000, and $50,364,000, respectively.

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

     The carrying amounts and fair values of Ashland Coal's financial instruments at December31, 1995 and 1994, are as follows:

                                                             1995                      1994
                                                     --------------------      --------------------
                                                     CARRYING      FAIR        CARRYING      FAIR
(In thousands)                                        AMOUNT      VALUE         AMOUNT      VALUE
                                                     --------    --------      --------    --------
Cash and cash equivalents.........................   $  1,752    $  1,752      $  1,120    $  1,120
Lines of credit...................................      7,315       7,315        43,858      43,858
Revolving credit agreement........................     30,000      30,000        25,000      25,000
Senior notes......................................    175,000     201,000       175,000     188,000

17. SALE AND LEASEBACK

     On January 29, 1993, Ashland Coal sold mining equipment valued at approximately $64,000,000 and leased back the equipment under an operating lease with a term of three years. The proceeds of this transaction were used to repay borrowings under Ashland Coal's revolving credit agreement. In May 1995, the lease was amended to extend the term for two years for most of the equipment. The Company purchased the equipment not included in the extension in January 1996, for approximately $4 million. The lease provides for annual rental payments of approximately $10,800,000 in 1996, $9,600,000 in 1997, and
$2,300,000 in 1998. At the end of the lease term, the Company has the option to purchase the equipment for approximately $28,300,000. Alternatively, the equipment may be sold by the lessor to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the proceeds are below $23,700,000.

18. COMMITMENTS AND CONTINGENCIES

     Ashland Coal leases office space, mining equipment, land, and various other properties under noncancellable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $13,737,000 in 1995, $14,088,000 in 1994, and $10,772,000 in 1993. Minimum annual rentals due in future years under lease agreements in effect at January 1, 1996, are approximately $11,800,000 in 1996, $11,000,000 in 1997, $5,400,000 in 1998,
$3,100,000 in 1999, $3,200,000 in 2000, and additional amounts thereafter aggregating $9,800,000 through 2011.

     Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2,550,000 (included in other long-term liabilities) and believes that probable insurance recoveries of $1,680,000 (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3,600,000 (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial data for 1995 and 1994 are summarized below.

(In thousands except earnings per share)                 THREE MONTHS ENDED
                                         MARCH 31      JUNE 30       SEPT. 30(1)      DEC. 31
                                         --------      --------      -----------      --------
1995:
  Sales and operating revenues........   $156,624      $151,614       $ 158,566       $169,157
  Operating income....................    15,175         18,215          15,641         18,416
  Net income..........................     9,041         11,566           9,215(2)      11,589(2)(3)
  Earnings per common share(6)
     Primary..........................       .49            .62             .49            .62
     Fully diluted....................       .48            .60             .48            .61
1994:
  Sales and operating revenues........   $137,488      $154,650       $ 157,425       $160,581
  Operating income....................     2,459         17,431          15,375         19,455
  Net income (loss)...................    (3,057)(4)     11,519          10,163(5)      13,595(4)
  Earnings (loss) per common share(6)
     Primary..........................      (.18)           .62             .54            .73
     Fully diluted....................      (.18)           .60             .53            .71

------------------------------

     (1) The results of the third quarter of each year are frequently adversely affected by lower production and resultant higher costs because of scheduled vacation periods at the Company's large mines in West Virginia. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects on the third quarter may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year.

     (2) In the third quarter of 1995, the actuarial estimate of the Company's accumulated obligation for postretirement health and life insurance benefits was revised. As a result of that revision, postretirement benefit expense was reduced $2.3 million in the third quarter and $2.2 million in the fourth quarter. Those changes increased net income for the third quarter by $1.4 million, or $.08 per share on a primary basis and $.07 on a fully diluted basis and increased net income for the fourth quarter by $1.3 million, or $.07 per share on a primary and on a fully diluted basis.

     (3) In the fourth quarter of 1995, Ashland Coal and a customer agreed to terminate a coal supply agreement. As part of this termination agreement, the customer agreed to make a payment to the Company, increasing net income for the quarter by $.5 million, or $.03 per share on a primary basis and on a fully diluted basis.

     (4) In the first quarter of 1994, the Company settled a claim against a construction contractor for business interruption losses sustained by the Company when a coal silo failed. This settlement increased net income in the first quarter by $610,000 ($.03 per share on a primary basis and $.03 per share on a fully diluted basis). Settlement of a second claim against the same contractor was recognized in the fourth quarter, adding $843,000 ($.05 per share on a primary basis and $.04 on a fully diluted basis) to net income.

     (5) In the third quarter of 1994, Ashland Coal recognized compensation for an easement which rendered certain coal unmineable, sold surplus mining equipment, and received an insurance settlement. In the aggregate, these transactions increased net income by $2,078,000, which was $.11 per share on a primary and on a fully diluted basis.

     (6) The sum of the quarterly earnings per share amounts may not equal earnings per share for the full year, because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common and common equivalent shares outstanding during each period and because of certain adjustments required to avoid antidilution of fully diluted loss per share for any period in which a loss is experienced.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in accountants or disagreements with accountants with respect to accounting and financial disclosure during the two most recent fiscal years.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaption "Nominees for Director" which appears under the caption "Election of Directors" beginning on Page 2 in the Company's 1996 Proxy Statement. See also the list of the Company's executive officers and related information under "Executive Officers of the Registrant" in
Part I, Item X herein.

ITEM 11. Executive Compensation

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the "Summary Compensation Table", the "Option Grants in Last Fiscal Year" table, the "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values" table, the "Long-Term Incentive Plans Awards in Last Fiscal Year" table, the Pension Plan section (including the Pension Plan Table), the Employment Contracts and Termination of Employment and Change in Control Arrangements section, the Compensation of Directors section, and the Compensation Committee Interlocks and Insider Participation section appearing on Pages 15 to 22 in the Company's 1996 Proxy Statement. No portion of the Personnel and Compensation Committee and Key Employee Stock Administration Committee Report on Executive Compensation for 1995 or the "Comparison of Cumulative Total Return" table is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" beginning on Page 7 of the Company's 1996 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Restated Shareholders Agreement" and "Registration Rights Agreement" on Page 9 of the Company's 1996 Proxy Statement and the information appearing under the caption "Certain Relationships and Related Transactions" beginning on Page 23 of the Company's 1996 Proxy Statement.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report

                                                                                            PAGE
                                                                                           ------
    (1)  The following consolidated financial statements of Ashland Coal, Inc. and subsidiaries are included in Item 8 at the page indicated:
             Report of Independent Auditors..............................................     21
             Consolidated Statements of Income--Years Ended December 31, 1995, 1994
               and 1993..................................................................     22
             Consolidated Balance Sheets--December 31, 1995 and 1994.....................     23
             Consolidated Statements of Stockholders' Equity--Years Ended December 31,
               1995, 1994 and 1993.......................................................     24
             Consolidated Statements of Cash Flows--Years Ended December 31, 1995, 1994
               and 1993..................................................................     25
             Notes to Consolidated Financial Statements..................................     26
    (2)  The following consolidated financial statement schedule of Ashland Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:
             II--Valuation and Qualifying Accounts.......................................     47

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)  Exhibits filed as part of this Report are as follows:
             3.1   -    Restated Certificate of Incorporation of the Company, as amended (Exhibit
                        3.1 to Post- Effective Amendment No. 1 to the Company's Registration
                        Statement on Form S-3 dated May 5, 1993, is incorporated herein by reference).
             3.2   -    Amended By-laws of the Company (Exh. 3.4).*
             4.1   -    Amended and Restated Credit Agreement (Credit Agreement) dated as of
                        November 15, 1994, among Ashland Coal, Inc., the Banks listed therein,
                        Bank of America Illinois, Morgan Guaranty Trust Company of New York,
                        National Westminster Bank PLC, The First National Bank of Chicago and PNC
                        Bank, National Association as Agents (Exh. 4.1).**
             4.2   -    Note Agreement dated as of September 15, 1990 (September 15, 1990, Note
                        Agreement), among Ashland Coal, Inc. and the Purchasers named in Schedule
                        I thereto relating to the Company's $100,000,000 9.78% Senior Notes due
                        September 15, 2000 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on November 13, 1990, and incorporated herein by reference).
             4.3   -    First Amendment Agreement dated as of May 15, 1991, to the September 15,
                        1990, Note Agreement (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
             4.4   -    Second Amendment Agreement dated as of March 1, 1993, to the September 15,
                        1990, Note Agreement. (Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
             4.5   -    Third Amendment Agreement dated as of January 26, 1995, to the September
                        15, 1990, Note Agreement (Exh. 4.5).***

             4.6   -    Composite conformed copy of Note Agreement dated as of May 15, 1991 (May
                        15, 1991, Note Agreement), among the Company and the Purchasers named in
                        Schedule I thereto relating to the Company's $22,100,000 8.92% Senior
                        Notes due May 15, 1996, and $52,900,000 9.66% Senior Notes due May 15,
                        2006 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on
                        August 12, 1991, and incorporated herein by reference).
             4.7   -    First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991,
                        Note Agreement. (Exhibit 4.8 to the Company's Form 10-K for the year ended
                        December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
             4.8   -    Second Amendment Agreement dated as of January 26, 1995, to the May 15,
                        1991, Note Agreement (Exh. 4.8).***
             4.9   -    Restated Shareholders Agreement among Ashland Inc. (formerly Ashland Oil,
                        Inc. and hereafter referred to as Ashland), Saarberg Coal International
                        GmbH (SCI), a predecessor to Saarbergwerke AG (Saarberg), Carboex
                        International, Ltd. (Carboex) and the Company dated December 12, 1991
                        (Exhibit 4.3 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            4.10   -    Amendment to Restated Shareholders Agreement dated August 6, 1993, among
                        Ashland, Saarberg, Carboex and the Company (Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q dated August 16, 1993, is incorporated herein by reference).
            4.11   -    Stockholder Agreement, dated as of April 2, 1992, among the United
                        Company, United Affiliates Corporation (UAC), James W. McGlothlin, W. W.
                        McGlothlin, N. D. Street, Charles T. Carter and the Company (Exhibit 4.4
                        to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            4.12   -    Registration Rights Agreement dated as of August 2, 1993, among the
                        Company, Ashland, Saarberg and Carboex (Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q dated August 13, 1993, is incorporated herein by reference).
            10.1   -    Restated Coal Off-Take Agreement among Saarberg (legal successor to SCI),
                        Carboex and the Company (Exhibit 10.1 to the Company's Form 8-K dated
                        April 6, 1992, is incorporated herein by reference).
            10.2   -    Lease between Little Coal Land Company and Ashland Land & Development Co.,
                        a wholly owned subsidiary of the Company, which was merged into Allegheny
                        Land Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
            10.3   -    Agreement of Lease dated January 1, 1988, between Courtney Company and
                        Allegheny Land Co. No. 2 (assignee of Primeacre Land Corporation under
                        October 5, 1992, assignments), a second tier subsidiary of the
                        Company.****
            10.4   -    Lease Agreement between Consolidation Coal Company and Addington Brothers
                        Mining, Inc., an independent operating subsidiary of the Company that subsequently changed its name to Saarcar Coal, Inc. and assigned the lease to Mountaineer Land Company, a subsidiary of the Company (Exh. 10.13).*
            10.5   -    Lease between Dickinson Properties, Inc., the Southern Land Company, and
                        F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet
                        Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                        10.14).*
            10.6   -    Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to
                        Hobet Mining, Inc. (Exh. 10.15).*
            10.7   -    Lease between James O. Cole, et al., and Hobet Mining & Construction Co.,
                        Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*

            10.8   -    Lease between Island Creek Coal Company and Hobet Mining & Construction
                        Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*
            10.9   -    Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining
                        & Construction Co., Inc., an independent operating subsidiary of the
                        Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                        10.22).*
           10.10   -    Lease and Modification Agreement between Horse Creek Coal Land Company,
                        Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to
                        Hobet Mining, Inc. (Exh. 10.24).*
           10.11   -    Lease Agreement between C. C. Lewis Heirs Limited Partnership and
                        Allegheny Land Company, a wholly owned subsidiary of the Company (Exh.
                        10.25).*
           10.12   -    Sublease between F. B. Nutter, Sr., et al., and Hobet Mining &
                        Construction Co. Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
           10.13   -    Coal Lease Agreement dated as of March 31, 1992, among Dal-Tex Coal
                        Corporation as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (Exhibit 10.2 to the Company's Form 8-K
                        dated April 6, 1992, is incorporated herein by reference).
           10.14   -    1988 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its
                        subsidiaries (Exh. 10.34).*
           10.15   -    Ashland Coal, Inc. Performance Unit Plan (Exh. 10.15).*
           10.16   -    Ashland Coal, Inc. ERISA Forfeiture Plan, as amended (Exh. 10.16).***
           10.17   -    Ashland Coal, Inc. Deferred Compensation Plan for Key Employees (Exh.
                        10.47).*
           10.18   -    Ashland Coal, Inc. Incentive Compensation Program for Key Employees, as
                        amended (Exh. 10.18).***
           10.19   -    Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
           10.20   -    Lease dated as of October 1, 1987, between Pocahontas Land Corporation and
                        Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company
                        (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
           10.21   -    Consent, Assignment of Lease and Guaranty dated January 24, 1990, among
                        Pocahontas Land Corporation, Mingo Logan Coal Company, Mountain Gem Land,
                        Inc. and Ashland Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
           10.22   -    Letter Agreement dated November 20, 1990, between the Company and William
                        C. Payne regarding certain supplemental retirement benefits of Mr. Payne
                        (Exhibit 10.33).**
           10.23   -    Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for
                        Directors' Fees (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, filed with the SEC on March 30, 1994, and incorporated herein by reference).
           10.24   -    Coal Sales Agency Agreement dated December 12, 1991 (Met Coal Agreement)
                        among the Company, Saarberg and Carboex (Exhibit 10.31 to the Company's
                        Form 10-K for the year ended December 31, 1991, filed with the SEC on
                        March 4, 1992, and incorporated herein by reference).

           10.25   -    Amendment to Met Coal Agreement dated January 26, 1993 (Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 25, 1993, and incorporated herein by reference).
           10.26   -    Form of Agreement between the directors of the Company and the Company providing for indemnification of such directors by the Company to the extent permitted by Delaware law (Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q filed May 11, 1994, is incorporated herein by reference).
           10.27   -    Form of Agreement between certain officers of the Company providing for indemnification of such officers by the Company to the extent permitted by
                        Delaware law (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                        filed May 11, 1994, is incorporated herein by reference).
           10.28   -    Sales Agency Agreement (Carboex Agency Agreement) dated as of February 27,
                        1982, between the Company and Carboex (Exh. 10.28).***
           10.29   -    Coal Purchasing Services Agreement dated as of February 1, 1983 between
                        Carboex and the Company (Exh. 10.31).***
           10.30   -    Ashland Coal, Inc. Benefit Restoration Plan (Exh. 10.32).***
           10.31   -    1995 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its
                        subsidiaries (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                        filed August 10, 1995, is incorporated herein by reference).
           10.32   -    Coal Lease Agreement dated March 1, 1993, between Oglebay Norton Company and Allegheny Land Company No. 2, a second tier subsidiary of the Company
                        (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August
                        10, 1995, is incorporated herein by reference).
              11   -    Statement re Computation of Per Share Earnings****
              21   -    Subsidiaries of the Company****
              23   -    Consent of Independent Auditors****
              24   -    Power of Attorney****
              27   -    Financial Data Schedule****
            99.1   -    Letter Agreement dated as of March 27, 1995, relating to the rights and obligations of Saarberg under certain contracts with the Company including
                        Exhibits 4.9, 4.12, 10.1, 10.24 and 10.25 above (Exhibit 4.2 to the
                        Company's Quarterly Report on Form 10-Q filed April 6, 1995, is incorporated herein by reference).

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

      *** Incorporated by reference from the Company's Annual Report on Form
          10-K filed with the SEC on March 10, 1995. The Exhibit number referred to within the parenthesis corresponds to the number of such exhibits in item 14(a)(3) of such Form 10-K.

     **** Included with this Report.

          Items 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.22, 10.23, 10.30
     and 10.31 are executive compensation plans.

          Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed October 27, 1995, to report that Ashland Coal's Board of Directors authorized the purchase from time to time of up to one million shares of Ashland Coal common stock.

     A Current Report on Form 8-K was filed October 19, 1995, to report the Company's expectations regarding 1995, 1996 and 1997 earnings.

                                                                     SCHEDULE II

                      ASHLAND COAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO                     BALANCE AT
                                             BEGINNING     COSTS AND                        END OF
               DESCRIPTION                    OF YEAR       EXPENSES     DEDUCTIONS(1)       YEAR
------------------------------------------   ----------    ----------    -------------    ----------
Year Ended December 31, 1995
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................    $ 21,884      $  1,000        $15,019        $  7,865
     Property, Plant and Equipment........       1,379            --          1,055             324
     Other Assets--Other
       Notes and Accounts Receivable......       8,195            --          7,965             230
       Prepaid Rent.......................         204            24             --             228
     Current Assets--Other Receivables....       1,220            --          1,220              --
Year Ended December 31, 1994
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................    $ 22,062      $  1,181        $ 1,359        $ 21,884
     Property, Plant and Equipment........       1,713           100            434           1,379
     Other Assets--Other
       Notes and Accounts Receivable......       8,189             6             --           8,195
       Prepaid Rent.......................         180            24             --             204
     Current Assets--Other Receivables....       1,220            --             --           1,220
Year Ended December 31, 1993
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................    $ 10,634      $ 12,720        $ 1,292        $ 22,062
     Property, Plant and Equipment........       1,638            75             --           1,713
     Other Assets--Other
       Notes and Accounts Receivable......       8,169            20             --           8,189
       Prepaid Rent.......................         156            24             --             180
     Current Assets--Other Receivables....       1,127            93             --           1,220

------------------------------
(1) Reserves utilized, unless otherwise indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASHLAND COAL, INC.
                                         (Registrant)

                                         By:    /S/ MARC R. SOLOCHEK
                                            -----------------------------
                                                   Marc R. Solochek
                                              Senior Vice President and
                                               Chief Financial Officer

                                         Date: March 5, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1996.

            SIGNATURES                                CAPACITY
-------------------------------        ---------------------------------------------------------------------------
    By: /S/ WILLIAM C. PAYNE           Chairman of the Board, President and Chief
       ---------------------           Executive Officer and Director
         William C. Payne


    By: /S/ MARC R. SOLOCHEK           Senior Vice President and Chief Financial
        --------------------           Officer
          Marc R. Solochek


    By: /S/ WILLIAM M. GERRICK         Controller and Principal Accounting Officer
       -----------------------
         William M. Gerrick

Paul W. Chellgren                      Director

Thomas L. Feazell                      Director

Juan Antonio Ferrando                  Director
                                                             By: /S/ ROY F. LAYMAN
Robert L. Hintz                        Director                  -----------------
                                                                   Roy F. Layman
J. Marvin Quin                         Director                   As Attorney-in-Fact

Thomas Marshall                        Director

John A. Brothers                       Director

     ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM C. PAYNE, MARC R. SOLOCHEK, AND ROY F. LAYMAN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        EXHIBIT TITLE
-------    -----------------------------------------------------------------------------------
    3.1    Restated Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form
           S-3 dated May 5, 1993, is incorporated herein by reference).
    3.2    Amended By-laws of the Company (Exh. 3.4).*
    4.1    Amended and Restated Credit Agreement (Credit Agreement) dated as of November 15,
           1994, among Ashland Coal, Inc., the Banks listed therein, Bank of America Illinois,
           Morgan Guaranty Trust Company of New York, National Westminster Bank PLC, The First
           National Bank of Chicago and PNC Bank, National Association as Agents (Exh. 4.1).**
    4.2    Note Agreement dated as of September 15, 1990 (September 15, 1990, Note Agreement),
           among Ashland Coal, Inc. and the Purchasers named in Schedule I thereto relating to the Company's $100,000,000 9.78% Senior Notes due September 15, 2000 (filed as an
           Exhibit to the Company's Form 10-Q filed with the SEC on November 13, 1990, and incorporated herein by reference).
    4.3    First Amendment Agreement dated as of May 15, 1991, to the September 15, 1990, Note
           Agreement (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on
           August 12, 1991, and incorporated herein by reference).
    4.4    Second Amendment Agreement dated as of March 1, 1993, to the September 15, 1990,
           Note Agreement. (Exhibit 4.6 to the Company's Form 10-K for the year ended December
           31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
    4.5    Third Amendment Agreement dated as of January 26, 1995, to the September 15, 1990,
           Note Agreement (Exh. 4.5).***
    4.6    Composite conformed copy of Note Agreement dated as of May 15, 1991 (May 15, 1991,
           Note Agreement), among the Company and the Purchasers named in Schedule I thereto relating to the Company's $22,100,000 8.92% Senior Notes due May 15, 1996, and
           $52,900,000 9.66% Senior Notes due May 15, 2006 (filed as an Exhibit to the
           Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
    4.7    First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991, Note
           Agreement. (Exhibit 4.8 to the Company's Form 10-K for the year ended December 31,
           1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
    4.8    Second Amendment Agreement dated as of January 26, 1995, to the May 15, 1991, Note
           Agreement (Exh. 4.8).***
    4.9    Restated Shareholders Agreement among Ashland Inc. (formerly Ashland Oil, Inc. and hereafter referred to as Ashland), Saarberg Coal International GmbH (SCI), a
           predecessor to Saarbergwerke A.G. (Saarberg), Carboex International, Ltd. (Carboex)
           and the Company dated December 12, 1991 (Exhibit 4.3 to the Company's Form 8-K
           dated April 6, 1992, is incorporated herein by reference).
   4.10    Amendment to Restated Shareholders Agreement dated August 6, 1993, among Ashland,
           Saarberg, Carboex and the Company (Exhibit 4.1 to the Company's Quarterly Report on
           Form 10-Q dated August 16, 1993, is incorporated herein by reference).
   4.11    Stockholder Agreement, dated as of April 2, 1992, among the United Company, United
           Affiliates Corporation (UAC), James W. McGlothlin, W. W. McGlothlin, N. D. Street,
           Charles T. Carter and the Company (Exhibit 4.4 to the Company's Form 8-K dated
           April 6, 1992, is incorporated herein by reference).
   4.12    Registration Rights Agreement dated as of August 2, 1993, among the Company,
           Ashland, Saarberg and Carboex (Exhibit 4.1 to the Company's Quarterly Report on
           Form 10-Q dated August 13, 1993, is incorporated herein by reference).

EXHIBIT
NUMBER                                        EXHIBIT TITLE
-------    -----------------------------------------------------------------------------------
   10.1    Restated Coal Off-Take Agreement among Saarberg (legal successor to SCI), Carboex and the Company (Exhibit 10.1 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
   10.2    Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly owned subsidiary of the Company, which was merged into Allegheny Land Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
   10.3    Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny
           Land Co. No. 2 (assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second tier subsidiary of the Company.****
   10.4    Lease Agreement between Consolidation Coal Company and Addington Brothers Mining,
           Inc., an independent operating subsidiary of the Company that subsequently changed its name to Saarcar Coal, Inc. and assigned the lease to Mountaineer Land Company, a subsidiary of the Company (Exh. 10.13).*
   10.5    Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B.
           Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining &
           Construction Co., Inc. an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.14).*
   10.6    Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to Hobet Mining & Construction Co., Inc. an independent operating subsidiary of the
           Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.15).*
   10.7    Lease between James O. Cole, et al., and Hobet Mining & Construction Co., Inc., an
           independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*
   10.8    Lease between Island Creek Coal Company and Hobet Mining & Construction Co., Inc.,
           an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*
   10.9    Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining &
           Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.22).*
  10.10    Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and
           Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the
           Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.24).*
  10.11    Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land
           Company, a wholly owned subsidiary of the Company (Exh. 10.25).*
  10.12    Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co.,
           Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
  10.13    Coal Lease Agreement dated as of March 31, 1992, among Dal-Tex Coal Corporation as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company
           Guarantee (Exhibit 10.2 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
  10.14    1988 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its
           subsidiaries (Exh. 10.34).*
  10.15    Ashland Coal, Inc. Performance Unit Plan (Exh. 10.15).*
  10.16    Ashland Coal, Inc. ERISA Forfeiture Plan, as amended (Exh. 10.16).***
  10.17    Ashland Coal, Inc. Deferred Compensation Plan for Key Employees (Exh. 10.47).*
  10.18    Ashland Coal, Inc. Incentive Compensation Program for Key Employees, as amended
           (Exh. 10.18).***

EXHIBIT
NUMBER                                        EXHIBIT TITLE
-------    -----------------------------------------------------------------------------------
  10.19    Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
  10.20    Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo
           Logan Collieries Company whose name is now Mingo Logan Coal Company. (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
  10.21    Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas
           Land Corporation, Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland
           Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14,
           1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
  10.22    Letter Agreement dated November 20, 1990, between the Company and William C. Payne regarding certain supplemental retirement benefits of Mr. Payne (Exhibit 10.33).**
  10.23    Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for Directors'
           Fees (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31,
           1993, filed with the SEC on March 30, 1994, and incorporated herein by reference).
  10.24    Coal Sales Agency Agreement dated December 12, 1991 (Met Coal Agreement) among the
           Company, Saarberg and Carboex (Exhibit 10.31 to the Company's Form 10-K for the
           year ended December 31, 1991, filed with the SEC on March 4, 1992, and incorporated herein by reference).
  10.25    Amendment to Met Coal Agreement dated January 26, 1993 (Exhibit 10.29 to the
           Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on
           March 25, 1993, and incorporated herein by reference).
  10.26    Form of Agreement between the directors of the Company and the Company providing for indemnification of such directors by the Company to the extent permitted by
           Delaware law (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May
           11, 1994, is incorporated herein by reference).
  10.27    Form of Agreement between certain officers of the Company providing for indemnification of such officers by the Company to the extent permitted by Delaware law (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 11,
           1994, is incorporated herein by reference).
  10.28    Sales Agency Agreement (Carboex Agency Agreement) dated as of February 27, 1982, between the Company and Carboex (Exh. 10.28).***
  10.29    Coal Purchasing Services Agreement dated as of February 1, 1983 between Carboex and the Company (Exh. 10.31)***
  10.30    Ashland Coal, Inc. Benefit Restoration Plan (Exh. 10.32)***
  10.31    1995 Stock Incentive Plan for Key Employees of Ashland Coal, Inc. and its
           subsidiaries (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed
           August 10, 1995, is incorporated herein by reference).
  10.32    Coal Lease Agreement dated March 1, 1993, between Oglebay Norton Company and
           Allegheny Land Company No. 2, a second tier subsidiary of the Company (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 1995, is incorporated herein by reference).
     11    Statement re Computation of Per Share Earnings****

EXHIBIT
NUMBER                                        EXHIBIT TITLE
-------    -----------------------------------------------------------------------------------
     21    Subsidiaries of the Company****
     23    Consent of Independent Auditors****
     24    Power of Attorney****
     27    Financial Data Schedule****
   99.1    Letter Agreement dated as of March 27, 1995, relating to the rights and obligations of Saarberg under certain contracts with the Company, including Exhibits 4.9, 4.12,
           10.1, 10.24 and 10.25 above (Exhibit 4.2 to the Company's Quarterly Report on Form
           10-Q filed April 6, 1995, is incorporated herein by reference).

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

 *** Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 10, 1995. The Exhibit number referred to within the parenthesis corresponds to the number of such exhibit in item 14(a)(3) of such Form 10-K.

**** Included with this Report.