Form 10-K/A
period 1995-12-31
ASHLAND COAL INC
filed 1996-03-25
CIK 833890

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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


===============================================================================

     By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K") to correct certain cross references to page numbers where incorporated information appears in the registrant's definitive Proxy Statement for its 1996 Annual Meeting. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Items 11 and 13 of the 1995 10-K are hereby amended and restated in their entirety as follows:

ITEM 11. Executive Compensation

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the "Summary Compensation Table", the "Option Grants in Last Fiscal Year" table, the "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values" table, the "Long-Term Incentive Plans Awards in Last Fiscal Year" table, the Pension Plan section (including the Pension Plan Table), the Employment Contracts and Termination of Employment and Change in Control Arrangements section, the Compensation of Directors section, and the Compensation Committee Interlocks and Insider Participation section appearing on Pages 15 to 20 in the Company's 1996 Proxy Statement. No portion of the Personnel and Compensation Committee and Key Employee Stock Administration Committee Report on Executive Compensation for 1995 or the "Comparison of Cumulative Total Return" table is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).


ITEM 13. Certain Relationships and Related Transactions

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Restated Shareholders Agreement" and "Registration Rights Agreement" on Pages 8 to 9 of the Company's 1996 Proxy Statement and the information appearing under the caption "Certain Relationships and Related Transactions" beginning on Page 20 of the Company's 1996 Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASHLAND COAL, INC.
                                         (Registrant)

                                         By:  /s/ ROY F. LAYMAN
                                            -----------------------------
                                                   Roy F. Layman
                                           Administrative Vice President-Law
                                           and Human Resources, and Secretary


                                         Date: March 25, 1996