Form 10-Q
period 1996-03-31
ASHLAND COAL INC
filed 1996-05-14
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended March 31, 1996

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

At May 10, 1996, there were 13,520,958 shares of registrant's common stock outstanding.

                         Part I - Financial Information

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                              March 31    December 31
                                                 1996        1995
                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $1,039       $1,752
  Trade accounts receivable                     69,568       76,442
  Other receivables                              6,514        6,890
  Inventories                                   32,618       26,038
  Prepaid royalties                             17,479       16,622
  Deferred income taxes                          3,588        3,512
  Other                                          2,858        3,349
                                               133,664      134,605
OTHER ASSETS
  Prepaid royalties                             74,137       61,979
  Coal supply agreements                        30,651       31,498
  Other                                         21,392       21,613
                                               126,180      115,090
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                         881,621      905,842
  Less accumulated depreciation, depletion,
   and amortization                            300,011      320,135
                                               581,610      585,707
                                              $841,454     $835,402
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $45,854      $30,595
  Accrued expenses                              34,394       37,279
  Income taxes payable                           1,440           -
  Current portion of debt                       53,343       42,000
                                               135,031      109,874
LONG-TERM DEBT                                 154,131      172,975
ACCRUED POSTRETIREMENT BENEFITS
  OTHER THAN PENSION                            80,119       78,951
OTHER LONG-TERM LIABILITIES                     52,791       50,493
DEFERRED INCOME TAXES                           23,125       25,230

STOCKHOLDERS' EQUITY
  Convertible preferred stock                   67,841       67,841
  Common stock                                     138          138
  Paid-in capital                              109,595      109,257
  Retained earnings                            224,009      224,574
  Treasury stock, at cost                       (5,326)      (3,931)
                                               396,257      397,879
                                              $841,454     $835,402

See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                                             Three Months Ended March 31
                                                  1996       1995
REVENUES
  Coal sales                                    $139,193   $152,409
  Operating revenues                               4,131      4,215
                                                 143,324    156,624
COSTS AND EXPENSES
  Cost of coal sold                              126,731    131,587
  Operating expenses                               2,397      2,671
  Selling, general, and administrative expenses    7,980      7,191
                                                 137,108    141,449
     OPERATING INCOME                              6,216     15,175

OTHER INCOME (EXPENSE)
  Interest income                                     14         11
  Interest expense                                (4,798)    (5,140)
     INCOME BEFORE INCOME TAXES                    1,432     10,046

Income tax expense (benefit)                         (83)     1,005

     NET INCOME                                   $1,515     $9,041

Earnings per common share
  Primary                                           $.07       $.49
  Fully diluted                                     $.07       $.48

Dividends declared per common share                $.115      $.115


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                            Three Months Ended March 31
                                                  1996        1995
OPERATING ACTIVITIES
 Net income                                     $1,515       $9,041
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation, depletion, and amortization    18,263       16,669
   Prepaid royalties expensed                    5,070        5,516
   Deferred income taxes                        (2,023)      (2,150)
   Gain on disposition of assets                  (636)        (550)
   Partnership costs in excess of cash
    advances                                       157           75
   Changes in operating assets and liabilities   3,593       (5,260)
           CASH PROVIDED BY
            OPERATING ACTIVITIES                25,939       23,341

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                                   (14,445)     (10,129)
   Proceeds from sales                             920          932
 Advances on prepaid royalties                  (2,446)      (1,473)
           CASH USED IN
            INVESTING ACTIVITIES               (15,971)     (10,670)

FINANCING ACTIVITIES
 Proceeds from borrowings                      287,405      359,314
 Payments on borrowings                       (294,949)    (369,280)
 Dividends paid                                 (2,080)      (2,106)
 Proceeds from sale of common stock                338           50
 Purchase of common stock                       (1,395)          -
           CASH USED IN
            FINANCING ACTIVITIES               (10,681)     (12,022)

(Decrease) increase in cash and
  cash equivalents                                (713)         649
Cash and cash equivalents at beginning
  of period                                      1,752        1,120

Cash and cash equivalents at end of period      $1,039       $1,769


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)


NOTE A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1995. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of results to be expected for the year ending December 31, 1996.


NOTE B - INVENTORIES

Inventories are comprised of the following:

                                     March 31, 1996   December 31, 1995
                                               (In thousands)
Coal                                      $14,733           $8,536
Supplies                                   17,885           17,502
                                          $32,618          $26,038


NOTE C - DEBT

Debt consists of the following:
                                     March 31, 1996   December 31, 1995
                                               (In thousands)
9.78% senior unsecured notes, payable
 in four equal annual installments
 beginning September 15, 1997            $100,000         $100,000
9.66% senior unsecured notes, payable
 in six equal annual installments
 beginning May 15, 2001                    52,900           52,900
8.92% senior unsecured notes,
 due May 15, 1996                          22,100           22,100
Indebtedness to banks under revolving
 credit agreement                              -            30,000
Indebtedness to banks under lines
 of credit                                 30,507            7,315
Other                                       1,967            2,660
                                          207,474          214,975
Less current portion                       53,343           42,000
Long-term debt                           $154,131         $172,975

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE D - COMPUTATION OF EARNINGS PER SHARE
                                          Three Months Ended March 31
                                                 1996        1995
                                    (In thousands, except per share data)

Net income                                      $1,515       $9,041
Less: Common stock dividends                     1,553        1,579
      Preferred stock dividends                    701          700
Undistributed (loss) earnings                    $(739)      $6,762

Primary
 Average shares and equivalents outstanding:
  Shares outstanding                            13,522       13,725
  Shares issuable upon
     Conversion of preferred stock               4,587        4,587
     Exercise of stock options                      23           62
   Total                                        18,132       18,374

 Per share amounts:
  Undistributed (loss) earnings                  $(.05)        $.37
  Dividends (except preference dividends)          .12          .12
   Net income                                     $.07         $.49

Fully Diluted
 Average shares and equivalents outstanding:
  Shares outstanding                            13,522       13,725
  Shares issuable upon
     Conversion of preferred stock               5,212        5,212
     Exercise of stock options                      30           70
   Total                                        18,764       19,007

 Per share amounts:
  Undistributed (loss) earnings                  $(.05)        $.36
  Dividends (except preference dividends)          .12          .12
   Net income                                     $.07 <F1>    $.48


<F1>  Because the calculation of primary earnings per share yields a more dilutive result, that amount is shown here.


ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E - CONTINGENCIES

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.4 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.6 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.5 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis


Reference is made to the Contingencies, Certain Risk Factors and Recurring Factors Affecting Results of Operations sections below in this Management s Discussion and Analysis for discussion of important factors that could cause actual results to differ from the projections, expectations, and other nonhistorical information contained herein. The earnings projection for 1997 assumes that planned dragline relocations will occur when scheduled.

Results of Operations

Quarter Ended March 31, 1996, Compared
  to Quarter Ended March 31, 1995

Net income for the quarter ended March 31, 1996, was $1.5 million, compared to net income of $9.0 million for the quarter ended March 31, 1995.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis declined significantly from the level achieved in the quarter ended March 31, 1995. That decline was chiefly the result of the expiration at the end of 1995 of contracts with Cincinnati Gas & Electric Company (CG&E) providing for the sale of coal at prices considerably above current market prices and the reduction of selling prices at the beginning of 1996 under three other contracts as a result of price reopener provisions in those contracts. In addition, average cost per ton rose somewhat because of $3.1 million of charges related to the Company s restructuring of its support functions. Absent the effect of those charges, average cost per ton would have fallen because of lower costs at the Mountaineer longwall mine of Mingo Logan Coal Company (Mingo Logan), where better mining conditions resulted in higher productivity. Average cost per ton at the Company s large surface mines in West Virginia was higher in the current quarter because of severe winter weather and, at the Hobet 21 complex, because of localized unfavorable geologic conditions experienced in the quarter. Coal sales volume declined .2 million tons (4%), to 5.2 million tons.

Operating revenues declined slightly as a $1.1 million payment received upon an agreed reduction of 1996 deliveries under a sales contract was offset by small revenue reductions in a number of categories.

Selling, general, and administrative expenses rose $.8 million principally because of restructuring charges of $.7 million. Interest expense decreased $.3 million because of lower average debt levels.

The Company's income tax expense declined from $1.0 million in 1995 to about zero in the 1996 quarter. The estimated effective tax rate for 1996 reflects lower projected profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.


Balance Sheet

The balance of trade accounts receivable at March 31, 1996, was $6.9 million less than the balance at December 31, 1995, primarily because of a lower level of sales in March 1996 than in December 1995. Until recently, Ashland Coal's trade accounts receivable balance generally had represented four to five weeks of coal sales. The actual level at any date is dependent upon the specific customer accounts active at that date and the payment terms for those accounts. The number of weeks of sales in trade receivables has trended upward since 1994 because of a higher proportion of export sales, which typically bear longer payment terms. More recently, the expiration of the CG&E contracts, which had payment terms particularly favorable to the Company, has affected the balance of trade receivables. Currently, the balance of trade receivables represents between five and six weeks of sales. All significant customer accounts are being paid within credit terms.

ASHLAND COAL, INC. AND SUBSIDIARIES

Inventories were $6.6 million higher at March 31, 1996, than at December 31, 1995. Approximately half of this increase related to higher inventory at export terminals in preparation for shipments in April 1996. The remainder of the increase represented normal fluctuations in inventory levels and a recovery from a lower-than-usual level at December 31, 1995.

The noncurrent balance of prepaid royalties increased $12.2 million from the balance at December 31, 1995. This increase was largely because of an annual royalty payment of $16 million due at the end of March 1996. The amount of the payment was included in accounts payable at March 31, 1996, and was primarily responsible for the increase of $15.3 million in accounts payable.


Outlook

The Company believes that its earnings in 1996 will decrease significantly from the level of 1995 because of the material adverse effect of the expiration of the CG&E contracts and the price adjustments on other contracts at the beginning of 1996. The tonnage that had been committed to CG&E has now been committed for sale to other customers under long-term sales contracts at then current market prices. Operational changes already made or planned are expected to have a substantial favorable effect on 1996 earnings, but realization of the full benefits of these actions is not expected until 1997. In addition, somewhat higher mining costs expected at Mingo Logan later in 1996 will offset some of the cost reductions at other operations.

Early in 1996, the Company began a comprehensive study of the Company's structure and processes with a view to reducing administrative expenses now and in the future. During the first quarter, this study resulted in the elimination of 51 salaried positions at Ashland Coal and several of its subsidiaries, as well as the consolidation of some of its West Virginia operations. The study is continuing and additional changes, including additional force reductions, are anticipated. The savings anticipated from the restructuring are expected to be significant, but the benefits for 1996 will be offset by related restructuring charges. Such charges totalled $3.8 million (before tax) in the quarter ended March 31, 1996.

By the end of 1996, the Company expects that the dragline at the Hobet 21 complex will have moved across the Mud River to an area with much more favorable geologic conditions than those currently being experienced. This move is anticipated to result in higher production at lower per ton cost. Because of the timing of this move, no significant benefit will be experienced until 1997.

The dragline that previously operated at Hobet 07, has been dismantled and is being re-erected at the Dal-Tex complex where geologic conditions are superior to those at Hobet 07. It is expected that this dragline will be operating at Dal-Tex by September 1996. Once the dragline is operational, production at Dal-Tex is expected to increase significantly and cost per ton is expected to be significantly reduced.

The Company believes that 1997 earnings will rebound strongly from the level of earnings expected for 1996. This improvement will be primarily the result of expected improvement in costs as a result of the dragline moves discussed above. In addition, the ongoing program to reengineer business processes also is anticipated to contribute to the improvement after recovery of related charges.

Ashland Coal now anticipates that its effective tax rate for 1996 will approximate zero. The Company's effective rate reflects low profitability. In addition, the Company currently expects to be able to recognize alternative minimum tax credits (AMT credits) generated during 1996.

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's

ASHLAND COAL, INC. AND SUBSIDIARIES

1988 and 1995 Stock Incentive Plans. Companies choosing not to adopt SFAS No. 123 will continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25), but will be required to make certain disclosures about their plans, including pro forma net income and earnings per share under the new method. The Company has elected to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123. Accordingly, SFAS No. 123 will have no effect on the Company's earnings or financial position.

The Company believes that the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company'sells. However, it appears that any further effects on market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply of competing coals. A combination of prolonged cold last winter and increased economic activity have resulted in more coal being burned to produce electricity. This has resulted in relatively stable spot market prices at higher levels than experienced during most of 1995. However, because of its level of spot and contract commitments for 1996, the Company does not expect that a significant movement in spot prices during 1996 would have a material effect on the Company's results of operations.

The Company'sells some metallurgical coal, which is used in the manufacture of steel. Although metallurgical coal sales may result in somewhat better profitability than similar sales of steam coal sold to electric utilities, Ashland Coal does not expect that sales of metallurgical coal will become a significant part of its total marketing strategy. Metallurgical coal sales do, however, enhance Ashland Coal's market flexibility and profit potential.

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the employees of Hobet Mining, Inc. (Hobet) represented by the United Mine Workers of America (UMWA), provides for wage increases totalling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels and certain benefits are subject to renegotiation after both the
third and fourth years of the contract.   It is possible that such a
renegotiation may commence in the second half of 1996.   In connection with
the Wage Agreement, a Memorandum of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. The Company believes that the provisions of the Wage Agreement and the Memorandum, taken as a whole, have not had and will not have an adverse effect on costs.

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

The Company continues to investigate acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for production and/or marketing synergies and margin improvement. Such acquisitions, if they occur, may involve coal properties in the central Appalachian coal fields, which is currently the Company's only area of operations, in coal fields in other regions of the U.S., or abroad.

ASHLAND COAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1996 and 1995:
                                            1996          1995
                                             (In thousands)
   Net cash provided by (used in)
     Operating activities
      Before changes in operating assets
       and liabilities                     $22,346      $28,601
      Changes in operating assets and
       liabilities.                          3,593       (5,260)
                                            25,939       23,341
     Investing activities                  (15,971)     (10,670)
     Financing activities                  (10,681)     (12,022)
   (Decrease) increase in cash and cash
     equivalents.                            $(713)        $649

Cash provided by operating activities before changes in operating assets and liabilities decreased in the first quarter of 1996 from the level in the first quarter of 1995 primarily because of lower gross profit on coal sales in 1996. The reduction in gross profit was primarily related to the expiration of the CG&E contracts at the end of 1995 and the reduction of selling prices at the beginning of 1996 under three other contracts. Cash provided by changes in operating assets and liabilities in 1996 reflects a reduction in accounts receivable balances and normal increases in operating liabilities partially offset by an increase in inventories. Cash used for changes in operating assets and liabilities in 1995 primarily reflects an increase in inventories.

The increase in cash used for investing activities from the first quarter of 1995 to the first quarter of 1996 resulted primarily from an increase of $4.3 million in capital expenditures. In addition, advances on prepaid royalties were $1.0 million higher in 1996 than in 1995.

Cash used in financing activities reflects payments on borrowings of $7.5 million in 1996 and $10.0 million in 1995. In addition, outstanding Company common stock was purchased by the Company for $1.4 million in 1996. Dividends paid were approximately the same in both periods.

The Company's capital additions in the three months ended March 31, 1996 totalled $13.4 million. Of that amount, $3.7 million related to the purchase of formerly leased mining equipment discussed below, and $2.3 million related to the relocation of a dragline from Hobet 07 to the Dal-Tex complex. The Company estimates that during the remainder of 1996, capital additions may be as much as $55 million.

On January 29, 1993, mining equipment valued at approximately $64 million being used by Hobet was sold and leased back under an operating lease for a three-year term. In May 1995, the Company completed the negotiation of a two-year extension of that lease for most of the equipment. The equipment not included in the extension was repurchased by the Company in January 1996. The portion of the equipment included in the two-year extension may be repurchased at the Company's option in January 1998 for approximately $28 million. Ashland Coal believes that such purchase, if it should occur, would be funded under the Company's revolving credit agreement or lines of credit, which borrowings would be repaid from cash flow from operations in that same year.

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement s termination in 1999. At March 31, 1996, the Company had no borrowings under this agreement. Also at March 31, 1996, the Company had $175 million of indebtedness under senior unsecured notes maturing in 1996 through 2006. Certain of these senior notes amounting to $22.1 million are due on May 15, 1996. The Company anticipates that it will fund this payment under its revolving credit agreement. Ashland Coal periodically establishes uncommitted

ASHLAND COAL, INC. AND SUBSIDIARIES
lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 1996, there were $255 million of such agreements in effect with borrowings outstanding of $30.5 million. The Company expects to make payments on its indebtedness totalling approximately $32 million from cash flow generated by operations over the next 12 months.

Ashland Coal believes that over the next 12 months cash flow generated by operating activities will be adequate to fund anticipated capital expenditures, to reduce debt as discussed above, and to fund its stock purchase program. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.


Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.7 million and $2.6 million at March 31, 1996, and December 31, 1995, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $38.0 million. At March 31, 1996, and December 31, 1995, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $9.9 million and $9.4 million, respectively.

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry and claims related to labor and employment
of the sort encountered by employers in general.   The Company provides for
costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.4 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.6 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.5 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.


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

Price risk - Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement or any successor agreement. Some of the long-term contracts permit adjustment in contract price for changes in market conditions. Falling market prices raise the price risk under these

ASHLAND COAL, INC. AND SUBSIDIARIES
contracts. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related.

The coal industry is highly competitive, and Ashland Coal competes with a large number of other coal producers. Ashland Coal believes that it can compete effectively with other coal producers in the eastern United States because of the Company's low production costs, high-quality reserves, and ability to accommodate customers transportation requirements. Factors such as utility deregulation and new clean air regulations, however, have had, or will have, the effect of intensifying competition between producers in the eastern United States and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

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

Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also
rise.   For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and from time to time utilizes certain types of derivative securities to manage its interest-rate risk. Either extending the term of short-term borrowings at fixed rates or using derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. The Company has swapped $20 million of its fixed-rate debt for floating-rate debt. The increased exposure to interest-rate fluctuations has been mitigated through the purchase of interest-rate caps.

ASHLAND COAL, INC. AND SUBSIDIARIES

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

The Company's coal production and sales are subject to a variety of operational, geologic, transporation, and weather-related factors that routinely cause production to fluctuate. Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine called a panel are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocations depend to a large degree on availability of labor and equipment, timely issuance of permits, and the weather. Sales can be adversely affected by fluctuations in production and by transportation delays arising from equipment unavailability and weather-related events, such as flooding.

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

Hobet is a party to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at the Hobet and Dal-Tex complexes. Any future strike or work stoppage that affected both the Hobet 21 or Dal-Tex complex for a prolonged period would have a significant adverse effect on the Company's results of operations. If the UMWA is successful in unionizing Mingo Logan (see discussion above), Mingo Logan also would be subject to labor disruptions of the type that affect union operations.

Any one or a combination of changing demand, fluctuating selling prices, routine operational, geologic and weather-related factors, unexpected regulatory changes or results of litigation, or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Hobet 21, Dal-Tex or Mingo Logan complexes for a prolonged period would have

ASHLAND COAL, INC. AND SUBSIDIARIES
a significant adverse effect on the Company's current and projected results of operations. The effect of such a disruption at Mingo Logan would be particularly severe because of the high volume of coal produced at that complex and the relatively high contribution to operating income by the sale of each ton of that coal. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

   (a) The Company's Annual Meeting of Stockholders was held on April 26, 1996, at the Ashland Coal Headquarters Building, 2205 Fifth Street Road, Huntington, West Virginia, at 10:30 a.m.

   (c) At such Annual Meeting, the holders of the Company's Common Stock elected the following nominees for director:

                                          Votes
               Nominee               For            Withheld
          Robert A. Charpie      12,322,222          370,903
          Paul W. Chellgren      12,313,223          379,902
          Thomas L. Feazell      12,309,517          383,608
          Robert L. Hintz        12,320,970          372,155
          Thomas Marshall        12,321,623          371,502
          William C. Payne       12,314,123          379,002
          Robert E. Yancey, Jr.  12,310,146          382,979

The holders of the Company's Class B and C Preferred Stock elected the following nominees for director:
                                           Votes
               Nominee               For            Withheld
          J. A. "Fred" Brothers      250               -
          J. Marvin Quin             250               -
          Juan Antonio Ferrando      250               -

     At such Annual Meeting, the Company's stockholders, by a vote of 13,889,589 for and 3,090,440 against, with 21,246 abstentions and 278,350 broker non-votes, failed to approve by the requisite 85% supermajority management s proposal to amend and restate the Company's Restated Certificate of Incorporation to authorize 20,000,000 shares of serial preferred stock and eliminate certain internal references that are no longer relevant. Finally, the Company's stockholders, by a vote of 17,254,778 for and 14,322 against, with 10,525 abstentions, ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1996. Voting on the amendment and restatement of the Company's Restated Certificate of Incorporation and ratification of the appointment of auditors assumed, as required by the Company's Amended By-laws, conversion of the Class B and Class C Preferred Stock into Common Stock immediately prior to the record date for such meeting.

Item 5. Other Information

     At an April 1996 meeting, the Company's Board of Directors terminated the Company's Salary Continuation Plan. The Plan had provided that certain employees would receive lump sum payments and other benefits if they were terminated without cause during a two year period following a change in control of the Company. As a consequence of the termination, future changes in control will not give rise to any rights under the Plan, but the termination does not affect employees existing rights under the Plan as a consequence of changes in control occurring prior to the date of the Board s action.

Item 6. Exhibits and Reports on Form 8-K

     (a)  27  Financial Data Schedule

     (b)  Reports on Form 8-K

     The following report on Form 8-K was filed with the Securities and Exchange Commission during the period covered by this Report:

        Current Report on Form 8-K dated March 14, 1996, reporting a $4.5 million pre-tax charge to earnings in connection with a first quarter 1996 restructuring. The amount of the charge was subsequently determined to be $3.8 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ASHLAND COAL, INC.
                              (Registrant)


Date:  May 14, 1996           /s/  William M. Gerrick
                              William M. Gerrick
                              Controller (Chief Accounting Officer)


Date:  May 14, 1996           /s/   Roy F. Layman
                              Roy F. Layman
                              Administrative Vice President
                               and Secretary

                               Ashland Coal, Inc.
                   Form 10-Q for Quarter Ended March 31, 1996


                               INDEX TO EXHIBITS

ITEM

27   Financial Data Schedule