Form 10-Q
period 1996-06-30
ASHLAND COAL INC
filed 1996-08-14
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

At August 9, 1996, there were 13,517,158 shares of registrant's common stock outstanding.

                         Part I - Financial Information

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                June 30   December 31
                                                 1996         1995
                                             (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $2,571       $1,752
  Trade accounts receivable                     51,470       76,442
  Other receivables                              2,796        6,890
  Inventories                                   33,104       26,038
  Prepaid royalties                             18,820       16,622
  Deferred income taxes                          3,406        3,512
  Other                                          3,183        3,349
                                               115,350      134,605
OTHER ASSETS
  Prepaid royalties                             69,138       61,979
  Coal supply agreements                        29,734       31,498
  Other                                         21,234       21,613
                                               120,106
115,090
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                         896,194      905,842
  Less accumulated depreciation, depletion,
    and amortization                           315,681      320,135
                                               580,513      585,707
                                              $815,969     $835,402
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $29,548      $30,595
  Accrued expenses                              31,265       37,279
  Income taxes payable                           1,233           -
  Current portion of debt                       45,041       42,000
                                               107,087      109,874
LONG-TERM DEBT                                 154,246      172,975
ACCRUED POSTRETIREMENT BENEFITS
  OTHER THAN PENSION                            81,089       78,951
OTHER LONG-TERM LIABILITIES                     53,919       50,493
DEFERRED INCOME TAXES                           22,452       25,230

STOCKHOLDERS' EQUITY
  Convertible preferred stock                   67,841       67,841
  Common stock                                     138          138
  Paid-in capital                              109,617      109,257
  Retained earnings                            225,016      224,574
  Treasury stock, at cost                       (5,436)      (3,931)
                                               397,176      397,879
                                              $815,969     $835,402

See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                             Three Months Ended   Six Months Ended
                                   June 30            June 30
                            1996         1995       1996     1995
REVENUES
  Coal sales              $136,810   $147,919   $276,003   $300,328
  Operating revenues         1,990      3,695      6,121      7,910
                           138,800    151,614    282,124    308,238
COSTS AND EXPENSES
  Cost of coal sold        121,990    123,415    248,721    255,002
  Operating expenses         2,782      2,865      5,179      5,536
  Selling, general, and
   administrative expenses   6,388      7,119     14,368     14,310
                           131,160    133,399    268,268    274,848
     OPERATING INCOME        7,640     18,215     13,856     33,390

OTHER INCOME (EXPENSE)
  Interest income              213         46        227         57
  Interest expense          (4,818)    (5,333)    (9,616)   (10,473)
     INCOME BEFORE
       INCOME TAXES          3,035     12,928      4,467     22,974

Income tax expense
 (benefit)                     (55)     1,362       (138)     2,367

     NET INCOME             $3,090    $11,566     $4,605    $20,607

Earnings per common share
  Primary                     $.16       $.62       $.24      $1.10
  Fully diluted               $.16       $.60       $.24      $1.07

Dividends declared per
 common share                $.115      $.115       $.23       $.23



See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                              Six Months Ended June 30
                                                 1996         1995
OPERATING ACTIVITIES
 Net income                                     $4,605      $20,607
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation, depletion, and amortization    35,521       34,948
   Prepaid royalties expensed                   10,237       10,681
   Deferred income taxes                        (2,483)      (5,186)
   Gain on disposition of assets                  (619)        (399)
   Partnership costs in excess of cash
    advances                                       236          417
   Changes in operating assets and
    liabilities                                 21,125       (1,018)
           CASH PROVIDED BY
            OPERATING ACTIVITIES                68,622       60,050

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                                   (29,418)     (20,975)
   Proceeds from sales                           1,447        1,359
 Advances on prepaid royalties                 (18,752)     (18,242)
           CASH USED IN
            INVESTING ACTIVITIES               (46,723)     (37,858)

FINANCING ACTIVITIES
 Proceeds from borrowings                      596,660      605,244
 Payments on borrowings                       (612,432)    (619,197)
 Dividends paid                                 (4,163)      (4,214)
 Proceeds from sale of common stock                360          273
 Purchase of common stock                       (1,505)          -
           CASH USED IN
            FINANCING ACTIVITIES               (21,080)     (17,894)

Increase in cash and cash equivalents              819        4,298
Cash and cash equivalents at beginning
 of period                                       1,752        1,120

Cash and cash equivalents at end of period      $2,571       $5,418


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)


NOTE A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1995. Results of operations for the periods ended June 30, 1996, are not necessarily indicative of results to be expected for the year ending December 31, 1996.


NOTE B - INVENTORIES

 Inventories are comprised of the following:

                                      June 30, 1996  December 31, 1995
                                             (In thousands)
 Coal                                      $16,259        $8,536
 Supplies                                   16,845        17,502
                                           $33,104       $26,038

NOTE C - DEBT

 Debt consists of the following:

                                      June 30, 1996  December 31, 1995
                                             (In thousands)
 9.78% senior unsecured notes, payable
  in four equal annual installments
  beginning September 15, 1997            $100,000      $100,000
 9.66% senior unsecured notes, payable
  in six equal annual installments
  beginning May 15, 2001                    52,900        52,900
 8.92% senior unsecured notes,
  due May 15, 1996                              -         22,100
 Indebtedness to banks under revolving
  credit agreement                              -         30,000
 Indebtedness to banks under lines
  of credit                                 44,279         7,315
 Other                                       2,108         2,660
                                           199,287       214,975
 Less current portion                       45,041        42,000
 Long-term debt                           $154,246      $172,975



ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE D - COMPUTATION OF EARNINGS PER SHARE
                                  Three Months Ended   Six Months Ended
                                        June 30            June 30
                                   1996         1995    1996       1995
                                  (In thousands, except per share data)

Net income                     $3,090     $11,566    $4,605     $20,607
Less: Common stock dividends    1,555       1,580     3,108       3,159
   Preferred stock dividends      702         702     1,403       1,402
Undistributed earnings           $833      $9,284       $94     $16,046

Primary
 Average shares and equivalents
  outstanding:
   Shares outstanding          13,519      13,742    13,520      13,734
   Shares issuable upon
     Conversion of preferred
      stock                     4,587       4,587     4,587       4,587
     Exercise of stock options     36          57        30          59
   Total                       18,142      18,386    18,137      18,380

 Per share amounts:
  Undistributed earnings         $.04        $.50      $.01        $.87
  Dividends (except preference
   dividends)                     .12         .12       .23         .23
   Net income                    $.16        $.62      $.24       $1.10

Fully Diluted
 Average shares and equivalents
  outstanding:
   Shares outstanding          13,519      13,742    13,520      13,734
   Shares issuable upon
     Conversion of preferred
      stock                     5,212       5,212     5,212       5,212
     Exercise of stock options     55          57        43          63
   Total                       18,786      19,011    18,775      19,009

 Per share amounts:
  Undistributed earnings         $.04        $.48      $.01        $.84
  Dividends (except preference
   dividends)                     .12         .12       .23         .23
   Net income                    $.16        $.60      $.24       $1.07


ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E - CONTINGENCIES

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.9 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.5 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.2 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

On August 6, 1996, the Company, its Hobet Mining, Inc. subsidiary and an officer of the Company were served with the complaint of Addington Enterprises, Inc. ("Addington"), certain of its affiliates, and an individual contractor of one of the Addington affiliates alleging various causes of action (including breach of contract, fraud and conversion) and related damages of $72 million plus punitive damages. The damage claims arose in connection with highwall mining operations by Addington at the Hobet 07 and Hobet 21 mining complexes, which operations were terminated by Addington at Hobet 07 on or about December 27, 1995, and at Hobet 21 on or about February 20, 1996. Such damage claims are presently pending in the Circuit Court of Boone County, West Virginia. The contractor for Addington is also seeking declaratory relief in connection with a security agreement covering certain equipment belonging to such contractor. The parties defendant intend to vigorously defend the claims, and the Company believes the claims are without merit.

ASHLAND COAL, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS


Reference is made to the "Contingencies," "Certain Risk Factors" and "Factors Routinely Affecting Results of Operations" sections below in this Management s Discussion and Analysis for discussion of important factors that could cause actual results to differ from the projections, expectations, and other nonhistorical information contained herein. The earnings projection for 1997 assumes (among other factors) that a dragline relocation at the Hobet 21 mining complex occurs as planned in the fourth quarter of 1996 and that expected cost savings at the Hobet 21 and Dal-Tex mining complexes are realized.

Results of Operations

Quarter Ended June 30, 1996, Compared
  to Quarter Ended June 30, 1995

Net income for the quarter ended June 30, 1996, was $3.1 million, compared to net income of $11.6 million for the quarter ended June 30, 1995.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis declined significantly from the level achieved in the quarter ended June 30, 1995. That decline was chiefly the result of the expiration at the end of 1995 of contracts with Cincinnati Gas & Electric Company (CG&E) providing for the sale of coal at prices considerably above current market prices and the reduction of selling prices at the beginning of 1996 under three other contracts as a result of price reopener provisions in those contracts. In addition, the cost per ton of coal sold rose slightly from the very low costs achieved in the second quarter of 1995. This increase is attributable to increased contract mining costs at the Mingo Logan Coal Company (Mingo Logan) mining complex, a three-day cessation of operations at all union mining complexes in West Virginia during a memorial period declared by the United Mine Workers of America, increased use of higher-cost purchased coal resulting from production shortfalls at the mines of Hobet Mining, Inc. (Hobet), and adverse localized mining conditions at one of the Kentucky mines. Coal sales volume declined .2 million tons (3%), to 5.3 million tons.

Operating revenues declined $1.7 million. This decrease was primarily attributable to lower throughput at the Company's Dominion Terminal Associates coal loading facility and a reduction in railroad freight contract revenue resulting from lower shipments from Hobet 07 and lower export volume.

Selling, general, and administrative expenses declined $.7 million principally because of lower professional fees. Interest expense decreased $.5 million because of lower average debt levels.

The Company s income tax expense declined from $1.4 million in 1995 to a negative $.1 million in the 1996 quarter. The estimated effective tax rate for 1996 reflects lower projected profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995

Net income was $4.6 million for the six months ended June 30, 1996, and $20.6 million for the six months ended June 30, 1995.

Gross profit on coal sales declined $1.55 per ton mainly because of the effects of the CG&E contract expiration and the reduction of selling prices under three other contracts discussed above. In addition, the average cost per ton increased slightly because of approximately $3 million of charges related to the Company's restructuring of its support functions. Absent the effect of those charges, average cost per ton would have been level with 1995. Sales volume decreased .4 million tons (4%), to 10.5 million tons.

ASHLAND COAL, INC. AND SUBSIDIARIES

Operating revenues were $1.8 million lower in 1996 than in 1995, principally because of the items affecting the quarterly comparison described above partially offset by a $1.1 million payment received upon an agreed reduction of 1996 deliveries under a sales contract.

Selling, general, and administrative expenses rose slightly as restructuring charges of $.7 million recorded in the first quarter of 1996 were offset by decreases in a number of cost categories. Interest expense was reduced by $.9 million, principally because of lower average debt levels.

Income tax expense decreased to a negative $.1 million in 1996 from $2.4 million in 1995. As discussed above, this decrease relates to lower estimated profitability in 1996.

Balance Sheet

The balance of trade accounts receivable at June 30, 1996, was $25.0 million less than the balance at December 31, 1995, primarily because of a lower level of sales in June 1996 than in December 1995. Until recently, Ashland Coal's trade accounts receivable balance generally had represented four to five weeks of coal sales. The actual level at any date is dependent upon the specific customer accounts active at that date and the payment terms for those accounts. The expiration of the CG&E contracts, which had payment terms particularly favorable to the Company, has affected the balance of trade receivables. Currently, the balance of trade receivables represents between five and six weeks of sales. All significant customer accounts are being paid within credit terms.

The balance of other receivables has declined $4.1 million since December 31, 1995, because of lower revenues under railroad freight contracts.

Inventories were $7.1 million higher at June 30, 1996, than at December 31, 1995. This increase is primarily related to higher inventory at export terminals in preparation for shipments in July 1996. The remainder of the increase represented normal fluctuations in inventory levels and a recovery from a lower-than-usual level at December 31, 1995.

The noncurrent balance of prepaid royalties increased $7.2 million from the balance at December 31, 1995. This increase was largely because of an annual royalty payment of $16 million due at the end of March 1996.

Accrued expenses at June 30, 1996, were $6.0 million lower than at December 31, 1995, because of seasonal and other normal fluctuations in accrued amounts.

Outlook

The Company believes that its earnings in 1996 will decrease significantly from the level of 1995 because of the material adverse effect of the expiration of the CG&E contracts and the price adjustments on other contracts at the beginning of 1996. The tonnage that had been committed to CG&E has now been committed for sale to other customers under long-term sales contracts at then current market prices. Operational changes already made (including the relocation of a large dragline from the Hobet 07 mining complex to the Dal-Tex mining complex) or planned are expected to have a substantial favorable effect on earnings beginning in the fourth quarter of 1996, but realization of the full benefits of these actions is not expected until 1997. In addition, somewhat higher mining costs expected at Mingo Logan later in 1996 will offset some of the cost reductions at other operations.

Early in 1996, the Company began a comprehensive study of the Company s structure and processes with a view to reducing administrative expenses now and in the future. This study has resulted in the elimination of 50 salaried positions at Ashland Coal and several of its subsidiaries, as well as the consolidation of some of its West Virginia operations. The

ASHLAND COAL, INC. AND SUBSIDIARIES
study is continuing and additional changes, including additional force reductions, are anticipated. The savings anticipated from the restructuring are expected to be significant, but the benefits for 1996 will be offset by related restructuring charges. Such charges have totalled approximately $4 million (before tax) through June 30, 1996.

Provided the required permits are timely issued, the Company expects that the dragline at the Hobet 21 complex will have moved across the Mud River by the end of 1996 to an area with much more favorable geologic conditions than those currently being experienced. This move is anticipated to result in higher production at lower per ton cost. Although some benefit is expected to be derived in the fourth quarter of 1996 from the move of equipment that mines in advance of the dragline, because of the timing of the dragline move, significant benefit will not be experienced until 1997.

The dragline that was dismantled at Hobet 07 and re-erected at the Dal-Tex complex, where geologic conditions are superior to those at Hobet 07, is now in the start-up phase at Dal-Tex. Because of the operation of the dragline, production at Dal-Tex is expected to increase significantly and cost per ton is expected to be significantly reduced. The Company's expectations for increased production and lower cost per ton at the Dal-Tex and Hobet 21 operations also assume no unanticipated labor or transportation disruptions or major equipment problems, and the absence of certain other operational, geologic, and weather-related factors that can adversely affect production. See "Factors Routinely Affecting Results of Operations" below.

Based on its expectation of lower costs per ton and higher production as the result of the dragline relocations, the Company believes that 1997 earnings will rebound strongly from the level of earnings expected for 1996. The ongoing program to reengineer business processes also is anticipated to contribute to the improvement in 1997. In addition to the contingencies affecting production and costs at the Company's mines discussed above, the Company's earnings expectations also assume stable coal prices and wage rates, among other factors discussed below in "Factors Routinely Affecting Results of Operations."

Ashland Coal now anticipates that its effective tax rate for 1996 will be slightly negative. The Company s effective rate reflects lower profitability. In addition, the Company currently expects to be able to recognize alternative minimum tax credits generated during 1996.

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's 1988 and 1995 Stock Incentive Plans. Companies choosing not to adopt SFAS No. 123 will continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25), but will be required to make certain disclosures about their plans in their year-end financial statements, including pro forma net income and earnings per share under the new method. The Company has elected to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123. Accordingly, SFAS No. 123 will have no effect on the Company's earnings or financial position.

The Company believes that Phase I sulfur dioxide emission reductions required by the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. However, it appears that any further effects on market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply of competing coals. A combination of prolonged cold last winter and increased economic activity have resulted in more coal being burned to produce electricity. This has resulted in recent increases in spot market prices. Spot price movements for the remainder of 1996 will be affected by the weather. However, because of its level of spot and contract commitments for 1996, the Company does not expect that a significant movement in spot prices during the remainder of 1996 would have a material effect on the Company's results of operations for 1996.

ASHLAND COAL, INC. AND SUBSIDIARIES

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

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the employees of Hobet represented by the United Mine Workers of America (UMWA), provides for wage increases totalling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels and certain benefits are subject to renegotiation after both the third and fourth years of the
contract.   It is possible that such a renegotiation may commence in the
second half of 1996.   In connection with the Wage Agreement, a Memorandum
of Understanding was entered into that provides for positions at mines of Ashland Coal's nonunion subsidiaries to be offered to UMWA miners under certain conditions. Assuming that wages and benefits are not materially increased in a 1996 renegotiation, the Company believes that the provisions of the current Wage Agreement and the Memorandum, taken as a whole, will not have an adverse effect on costs.

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

The Company continues to investigate merger and acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for production and/or marketing synergies and margin improvement. Such transactions, if they occur, may involve coal properties in the central Appalachian coal fields, which is currently the Company's only area of operations, in coal fields in other regions of the U.S., or abroad.


Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 1996 and 1995:
                                            1996          1995
                                              (In thousands)
   Net cash provided by (used in)
     Operating activities
      Before changes in operating assets
       and liabilities                     $47,497      $61,068
      Changes in operating assets and
       liabilities                          21,125       (1,018)
                                            68,622       60,050
     Investing activities                  (46,723)     (37,858)
     Financing activities                  (21,080)     (17,894)
   Increase in cash and cash equivalents      $819       $4,298

Cash provided by operating activities before changes in operating assets and liabilities decreased in the first half of 1996 from the level in 1995 primarily because of a lower average selling price on coal sales in 1996. The reduction in average

ASHLAND COAL, INC. AND SUBSIDIARIES
selling price was principally related to the expiration of the CG&E contracts at the end of 1995 and the reduction of selling prices at the beginning of 1996 under three other contracts. Cash provided by changes in operating assets and liabilities increased in the first half of 1996 from the $1 million used in the same period of 1995 primarily due to a decrease in the level of trade receivables during 1996. The decrease in trade receivables principally resulted from a lower level of sales in June 1996 compared to December 1995.

The increase in cash used for investing activities in 1996 from 1995 primarily reflects an $8.4 million increase in capital expenditures.

Cash used in financing activities includes payments on borrowings of $15.8 million in 1996 and $14.0 million in 1995. In addition, outstanding Company common stock was purchased by the Company for $1.5 million in 1996. Dividends paid were approximately the same in both periods.

The Company's capital expenditures in the six months ended June 30, 1996 totalled $29.4 million. Of that amount, $3.7 million related to the purchase of formerly leased mining equipment discussed below, and $6.0 million related to the relocation of a dragline from Hobet 07 to the Dal-Tex complex. The Company estimates that during the remainder of 1996, capital expenditures may be as much as $42 million.

On January 29, 1993, mining equipment valued at approximately $64 million being used by Hobet was sold and leased back under an operating lease for a three-year term. In May 1995, the Company completed the negotiation of a two-year extension of that lease for most of the equipment. The equipment not included in the extension was repurchased by the Company in January 1996. The portion of the equipment included in the two-year extension may be repurchased at the Company's option in January 1998 for approximately $28 million. Ashland Coal anticipates that such purchase, if it should occur, would be funded under the Company's revolving credit agreement or lines of credit, which borrowings would be repaid from cash flow from operations in that same year.

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement's termination in 1999. At June 30, 1996, the Company had no borrowings under this agreement. Also at June 30, 1996, the Company had $152.9 million of indebtedness under senior unsecured notes maturing in 1997 through 2006. Senior notes amounting to $22.1 million were paid on May 15, 1996 with the proceeds of borrowings under lines of credit. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 1996, there were $195 million of such agreements in effect with borrowings outstanding of $44.3 million. The Company expects to make payments on its indebtedness totalling approximately $26 million from cash flow generated by operations over the next 12 months.

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

Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.6 million at both June 30, 1996, and December 31, 1995.


12PAGE

ASHLAND COAL, INC. AND SUBSIDIARIES

In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $39.0 million. At June 30, 1996, and December 31, 1995, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $10.0 million and $9.4 million, respectively.

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters, such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry and claims related to labor and employment
of the sort encountered by employers in general.   The Company provides for
costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.9 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.5 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.2 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

On August 6, 1996, the Company, its Hobet Mining, Inc. subsidiary and an officer of the Company were served with the complaint of Addington Enterprises, Inc. ("Addington"), certain of its affiliates, and an individual contractor of one of the Addington affiliates alleging various causes of action (including breach of contract, fraud and conversion) and related damages of $72 million plus punitive damages. The damage claims arose in connection with highwall mining operations by Addington at the Hobet 07 and Hobet 21 mining complexes, which operations were terminated by Addington at Hobet 07 on or about December 27, 1995, and at Hobet 21 on or about February 20, 1996. Such damage claims are presently pending in the Circuit Court of Boone County, West Virginia. The contractor for Addington is also seeking declaratory relief in connection with a security agreement covering certain equipment belonging to such contractor. The parties defendant intend to vigorously defend the claims, and the Company believes the claims are without merit.

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

ASHLAND COAL, INC. AND SUBSIDIARIES

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

Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also
rise.   For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.1 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and from time to time utilizes certain types of derivative securities to manage its interest-rate risk. Either extending the term of short-term borrowings at fixed rates or using derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal. The Company has swapped $32.5 million of its fixed-rate debt for floating-rate debt. The increased exposure to interest-rate fluctuations has been mitigated through the purchase of interest-rate caps.

Factors Routinely Affecting Results of Operations

The Company's customers frequently combine nuclear, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal varies depending on price and transportation, regulatory, and other factors. Most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, generally by not more than 10% to 20%, the quantity of coal purchased under the contract in a particular year. In addition, most of the Company s contracts contain a force majeure clause, which, in the event of an act of God or other event beyond the control of the customer, allows the customer to suspend its performance under the contract for the duration of the effect of the event.

ASHLAND COAL, INC. AND SUBSIDIARIES

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

The Company's coal production and sales are subject to a variety of operational, geologic, transportation, and weather-related factors that routinely cause production to fluctuate. Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine called a panel are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, would also adversely affect production. Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocations depend to a large degree on availability of labor and equipment, timely issuance of permits, and the weather. Sales can be adversely affected by fluctuations in production and by transportation delays arising from equipment unavailability and weather-related events, such as flooding.

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

Any one or a combination of changing demand, fluctuating selling prices, routine operational, geologic and weather-related factors, unexpected regulatory changes or results of litigation, or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Hobet 21, Dal-Tex or Mingo Logan complexes for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. The effect of such a disruption at Mingo Logan would be particularly severe because of the high volume of coal produced at that complex and the relatively high contribution to operating income by the sale of each ton of that coal. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

                          Part II - Other Information

Item 1. Legal Proceedings

On August 6, 1996, the Company, its Hobet Mining, Inc. subsidiary and an officer of the Company were served with the complaint of Addington Enterprises, Inc. ("Addington"), certain of its affiliates, and an individual contractor of one of the Addington affiliates alleging various causes of action (including breach of contract, fraud and conversion) and related damages of $72 million plus punitive damages. The damage claims arose in connection with highwall mining operations by Addington at the Hobet 07 and Hobet 21 mining complexes, which operations were terminated by Addington at Hobet 07 on or about December 27, 1995, and at Hobet 21 on or about February 20, 1996. Such damage claims are presently pending in the Circuit Court of Boone County, West Virginia. The contractor for Addington is also seeking declaratory relief in connection with a security agreement covering certain equipment belonging to such contractor. The parties defendant intend to vigorously defend the claims, and the Company believes the claims are without merit.


Item 5. Other Information

As previously reported, in April 1996 the Company's Salary Continuation Plan was rescinded. On July 31, 1996, the Personnel and Compensation Committee of the Board approved a new Salary Continuation Plan pursuant to which each regular, full-time salaried employee (but excluding hourly employees, employees covered by collective bargaining, employees of entities in which Ashland Coal has a 50 percent or less ownership interest and certain international employees of Ashland Coal and its subsidiaries) may receive a payment in the event that the Ashland Coal Board of Directors, as constituted prior to the change of control, determines a "change in control" of Ashland Coal has occurred, and a participant's employment is terminated without cause within two years following such a change in control. Any benefits under the Salary Continuation Plan are determined according to the following schedule:

             Length of Service                 Payment

             Up to 5 full years         3 months' base salary

             6-10 full years            6 months' base salary

             11-15 full years           1 year's base salary

             16-20 full years           1 1/2 years' base salary

             20+ years                  2 years' base salary


Item 6. Exhibits and Reports on Form 8-K

   (a)  27  Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ASHLAND COAL, INC.
                              (Registrant)


Date:  August 14, 1996        /s/  William M. Gerrick
                              William M. Gerrick
                              Controller (Chief Accounting Officer)


Date:  August 14, 1996        /s/   Roy F. Layman
                              Roy F. Layman
                              Administrative Vice President
                               and Secretary

                               Ashland Coal, Inc.
                   Form 10-Q for Quarter Ended June 30, 1996


                               INDEX TO EXHIBITS

ITEM

27   Financial Data Schedule