Form 10-Q
period 1996-09-30
ASHLAND COAL INC
filed 1996-11-13
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-Q

   [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 1996

                                OR

   [     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____ to ____
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

At November 11, 1996, there were 13,518,008 shares of registrant's common stock outstanding.

                    Part I - Financial Information

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                  September 30     December 31
                                     1996             1995
                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents            $6,949         $1,752
  Trade accounts receivable            59,191         76,442
  Other receivables                     3,646          6,890
  Inventories                          30,416         26,038
  Prepaid royalties                    19,778         16,622
  Deferred income taxes                 2,028          3,512
  Other                                 4,441          3,349
                                      126,449        134,605
OTHER ASSETS
  Prepaid royalties                    64,612         61,979
  Coal supply agreements               29,102         31,498
  Other                                20,586         21,613
                                      114,300        115,090
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                906,862        905,842
  Less accumulated depreciation,
   depletion, and amortization        329,894        320,135
                                      576,968        585,707
                                     $817,717       $835,402
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                    $29,428        $30,595
  Accrued expenses                     26,623         37,279
  Current portion of debt              50,116         42,000
                                      106,167        109,874
LONG-TERM DEBT                        154,283        172,975
ACCRUED POSTRETIREMENT BENEFITS
  OTHER THAN PENSION                   82,042         78,951
OTHER LONG-TERM LIABILITIES            55,608         50,493
DEFERRED INCOME TAXES                  22,708         25,230

STOCKHOLDERS' EQUITY
  Convertible preferred stock          67,841         67,841
  Common stock                            138            138
  Paid-in capital                     109,631        109,257
  Retained earnings                   224,735        224,574
  Treasury stock, at cost              (5,436)        (3,931)
                                      396,909        397,879
                                     $817,717       $835,402

See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                            Three Months Ended   Nine Months Ended
                               September 30         September 30
                              1996       1995      1996       1995
REVENUES
  Coal sales               $139,688   $154,403   $415,691   $454,731
  Operating revenues          3,303      4,163      9,424     12,073
                            142,991    158,566    425,115    466,804
COSTS AND EXPENSES
  Cost of coal sold         128,930    133,351    377,651    388,353
  Operating expenses          2,171      2,896      7,350      8,432
  Selling, general, and
   administrative expenses    5,618      6,678     19,986     20,988
                            136,719    142,925    404,987    417,773
     OPERATING INCOME         6,272     15,641     20,128     49,031

OTHER INCOME (EXPENSE)
  Interest income                 2         20        229         77
  Interest expense           (4,025)    (5,165)   (13,641)   (15,638)
     INCOME BEFORE
       INCOME TAXES           2,249     10,496      6,716     33,470

Income tax expense (benefit)   (252)     1,281       (390)     3,648

     NET INCOME              $2,501     $9,215     $7,106    $29,822

Earnings per common share
  Primary                      $.13       $.49       $.36      $1.59
  Fully diluted                $.13       $.48       $.36      $1.55

Dividends declared per
 common share                 $.115      $.115      $.345      $.345


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                   Nine Months Ended September 30
                                          1996        1995
OPERATING ACTIVITIES
 Net income                              $7,106     $29,822
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation, depletion, and
    amortization                         51,668      52,191
   Prepaid royalties expensed            16,489      15,880
   Deferred income taxes                 (1,039)     (7,148)
   Gain on disposition of assets           (537)       (355)
   Partnership costs in excess of cash
    advances                                514         650
   Changes in operating assets and
    liabilities                           9,516         286
           CASH PROVIDED BY
            OPERATING ACTIVITIES         83,717      91,326

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                            (42,353)    (45,707)
   Proceeds from sales                    2,928       1,476
 Advances on prepaid royalties          (20,323)    (20,187)
           CASH USED IN
            INVESTING ACTIVITIES        (59,748)    (64,418)

FINANCING ACTIVITIES
 Proceeds from borrowings               844,971     800,679
 Payments on borrowings                (855,667)   (820,665)
 Dividends paid                          (6,945)     (7,023)
 Proceeds from sale of common stock         374         432
 Purchase of common stock                (1,505)         -
           CASH USED IN
            FINANCING ACTIVITIES        (18,772)    (26,577)

Increase in cash and cash equivalents     5,197         331
Cash and cash equivalents at beginning
 of period                                1,752       1,120

Cash and cash equivalents at end of
 period                                  $6,949      $1,451



See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)


NOTE A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1995. Results of operations for the periods ended September 30, 1996, are not necessarily indicative of results to be expected for the year ending December 31, 1996.


NOTE B - INVENTORIES

 Inventories are comprised of the following:

                             September 30, 1996  December 31, 1995
                                        (In thousands)
 Coal                              $13,458              $8,536
 Supplies                           16,958              17,502
                                   $30,416             $26,038

NOTE C - DEBT

 Debt consists of the following:

                             September 30, 1996  December 31, 1995
                                        (In thousands)
 9.78% senior unsecured notes,
  payable in four equal annual
  installments beginning
  September 15, 1997              $100,000            $100,000
 9.66% senior unsecured notes,
  payable in six equal annual
  installments beginning
  May 15, 2001                      52,900              52,900
 8.92% senior unsecured notes,
  due May 15, 1996                      -               22,100
 Indebtedness to banks under
  revolving credit agreement        25,000              30,000
 Indebtedness to banks under
  lines of credit                   24,354               7,315
 Other                               2,145               2,660
                                   204,399             214,975
 Less current portion               50,116              42,000
 Long-term debt                   $154,283            $172,975

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE D - COMPUTATION OF EARNINGS PER SHARE

                            Three Months Ended   Nine Months Ended
                               September 30         September 30
                              1996       1995      1996       1995
                            (In thousands, except per share data)


Net income                      $2,501   $9,215   $7,106  $29,822
Less: Common stock dividends     1,554    1,581    4,662    4,740
      Preferred stock dividends    703      704    2,106    2,106
Undistributed earnings            $244   $6,930     $338  $22,976

Primary
 Average shares and equivalents
  outstanding:
   Shares outstanding           13,517   13,747   13,519   13,738
   Shares issuable upon
    Conversion of preferred
     stock                       4,587    4,587    4,587    4,587
     Exercise of stock options      36       66       32       62
   Total                        18,140   18,400   18,138   18,387

 Per share amounts:
  Undistributed earnings          $.01     $.37     $.01    $1.24
  Dividends (except preference
   dividends)                      .12      .12      .35      .35
   Net income                     $.13     $.49     $.36    $1.59

Fully Diluted
 Average shares and equivalents
  outstanding:
   Shares outstanding           13,517   13,747   13,519   13,738
   Shares issuable upon
    Conversion of preferred
     stock                       5,212    5,212    5,212    5,212
     Exercise of stock options      45       69       44       65
   Total                        18,774   19,028   18,775   19,015

 Per share amounts:
  Undistributed earnings          $.01     $.36     $.01    $1.20
  Dividends (except preference
   dividends)                      .12      .12      .35      .35
   Net income                     $.13     $.48     $.36    $1.55




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

On August 6, 1996, the Company, its Hobet Mining, Inc. subsidiary and an officer of the Company were served with the complaint of Addington
Enterprises, Inc. ("Addington"), certain of its affiliates, and an individual contractor of one of the Addington affiliates alleging various causes of action (including breach of contract, fraud and conversion) and related damages of $72 million plus punitive damages. The damage claims arose in connection with highwall mining operations by Addington at the Hobet 07 and Hobet 21 mining complexes, which operations were terminated by Addington at Hobet 07 on or about December 27, 1995, and at Hobet 21 on or about February 20, 1996. Such damage claims are presently pending in the Circuit Court of Boone County, West Virginia. The contractor for Addington is also seeking declaratory relief in connection with a security agreement covering certain equipment belonging to such contractor. The parties defendant intend to vigorously defend the claims, and the Company believes the claims are without merit. The Company has responded to this complaint and has filed counterclaims.


ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis


Reference is made to the "Contingencies," "Certain Risk Factors" and "Factors Routinely Affecting Results of Operations" sections below in this Management's Discussion and Analysis for discussion of important factors that could cause actual results to differ from the projections, expectations, and other nonhistorical information contained herein. The earnings projection for 1997 assumes (among other factors) that a dragline relocation at the Hobet 21 mining complex occurs as planned near the end of 1996 and that expected cost savings at the Hobet 21 and Dal-Tex mining complexes are realized.

Results of Operations

Quarter Ended September 30, 1996, Compared to Quarter Ended September 30, 1995

Net income for the quarter ended September 30, 1996, was $2.5 million, compared to net income of $9.2 million for the quarter ended September 30, 1995.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis declined significantly from the level achieved in the quarter ended
September 30, 1995. That decline, which was consistent with comparisons in prior quarters of 1996, was chiefly the result of the expiration at the end of 1995 of contracts with Cincinnati Gas & Electric Company (CG&E) providing for the sale of coal at prices considerably above current market prices and the reduction of selling prices at the beginning of 1996 under three other contracts as a result of price reopener provisions in those contracts. The cost per ton of coal sold declined slightly from the level of the third quarter of 1995. Cost per ton in the third quarter of 1995, however, was lowered by a reduction in postretirement benefit expense that arose from a revised actuarial estimate. Such expense included in cost of coal sold was $1.4 million less in 1995 than in 1996, which is a difference of $.25 per ton. Cost per ton in 1996 reflects somewhat lower costs at each of the three operating subsidiaries. Coal sales volume was approximately the same in the third quarters of 1996 and 1995.

Operating revenues declined $.9 million. This decrease was primarily attributable to a reduction in railroad freight contract revenue resulting from lower shipments from Hobet 07, lower revenues related to exports and lower royalty income on reserves subleased to other coal companies. Those reductions were partially offset by revenue related to an agreed reduction in 1996 deliveries under a long-term sales contract. Operating expenses declined $.7 million principally because of lower expenses related to reserves subleased to other coal companies.

Selling, general, and administrative expenses declined $1.1 million because of reductions in a variety of expense categories. Interest expense decreased $1.1 million principally because of lower average debt levels.

The Company's income tax expense declined from $1.3 million in 1995 to a negative $.3 million in the 1996 quarter. The estimated effective tax rate for 1996 reflects lower projected profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

Nine Months Ended September 30, 1996, Compared to Nine Months Ended September 30, 1995

Net income was $7.1 million for the nine months ended September 30, 1996, and $29.8 million for the nine months ended September 30, 1995.

Gross profit on coal sales declined $1.65 per ton mainly because of the effects of the CG&E contract expiration and the reduction of selling prices under three other contracts discussed above. Average cost per ton in 1996 was about the same as in 1995. Sales volume decreased .5 million tons
(3%), to 16.0 million tons.



ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


Operating revenues were $2.6 million lower in 1996 than in 1995, principally because of the reductions in railroad freight contract revenue and royalty income described above and lower throughput at the Company's
Dominion Terminal Associates coal loading facility, partially offset by revenue of $1.9 million under agreements to reduce 1996 deliveries under a long-term sales contract.

Selling, general, and administrative expenses declined $1.0 million because of the reductions experienced in the third quarter of 1996. Interest expense was reduced by $2.0 million, principally because of lower average debt levels.

Income tax expense decreased to a negative $.4 million in 1996 from $3.6 million in 1995. As discussed above, this decrease relates to lower estimated profitability in 1996.

Balance Sheet

The balance of trade accounts receivable at September 30, 1996, was $17.3 million less than the balance at December 31, 1995, primarily because of a lower level of sales in September 1996 than in December 1995. The actual level of trade receivables at any date is dependent upon the specific customer accounts active at that date and the payment terms for those accounts. For example, the expiration of the CG&E contracts, which had payment terms particularly favorable to the Company, has affected the balance of trade receivables. Currently, the balance of trade receivables represents approximately five weeks of sales. All significant customer accounts are being paid within credit terms.

The balance of other receivables has declined $3.2 million since December
31, 1995, principally because of lower revenues under railroad freight contracts.

Inventories were $4.4 million higher at September 30, 1996, than at December 31, 1995. This increase is primarily related to higher inventory at export terminals in preparation for shipments in October 1996. The remainder of the increase represented normal fluctuations in inventory levels and a recovery from a lower-than-usual level at December 31, 1995.

The combined current and noncurrent balances of prepaid royalties increased
$5.8 million from the combined balances at December 31, 1995. This increase was largely because of an annual royalty payment of $16 million due at the end of March 1996. The portion of prepaid royalties classified as current has increased because of higher projected production over the next 12 months from properties for which royalties have been prepaid.

Accrued expenses at September 30, 1996, were $10.7 million lower than at December 31, 1995, because of seasonal and other normal fluctuations in accrued amounts.

Outlook

The Company's earnings in 1996 will be significantly below those of 1995 because of the material adverse effect of the expiration of the CG&E contracts and the price adjustments on other contracts at the beginning of 1996. The tonnage that had been committed to CG&E has now been committed for sale to other customers under long-term sales contracts. Operational changes already made (including the relocation of a large dragline from the Hobet 07 mining complex to the Dal-Tex mining complex) or planned are expected to have a substantial favorable effect on earnings beginning in the fourth quarter of 1996, but realization of the full benefits of these actions is not expected until 1997. In addition, somewhat higher costs expected at Mingo Logan Coal Company (Mingo Logan) in the fourth quarter of 1996 will offset some of the cost reductions at other operations.

Early in 1996, the Company began a comprehensive study of the Company's structure and processes with a view to reducing administrative expenses now and in the future. This study has resulted in the elimination of 55 salaried positions at Ashland Coal and several of its subsidiaries, as well as the consolidation of some West Virginia operations. The study


ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


is continuing and additional changes, which may include additional force reductions, are anticipated. The savings anticipated from the restructuring are expected to be significant, but the benefits for 1996 will be offset by related restructuring charges. Such charges have totalled approximately $3.8 million (before tax) through September 30, 1996.

The permits required for the move of the dragline at the Hobet 21 complex across the Mud River have been received, and some equipment has already been moved. The dragline itself is expected to be moved around the end of 1996. This move, to an area with more favorable geologic conditions than those currently being experienced, is anticipated to result in higher production at lower per ton cost. Although some benefit is expected to be derived in the fourth quarter of 1996 from the operation of equipment mining in advance of the dragline in the new area, significant benefit is not expected until 1997.

The dragline that was dismantled at Hobet 07 and re-erected at the Dal-Tex complex commenced operations in August. As a result of dragline operations at Dal-Tex, production at Dal-Tex is expected to increase significantly and cost per ton is expected to be significantly reduced. The Company's expectations for increased production and lower cost per ton at the Dal-Tex and Hobet 21 operations assume no unanticipated labor or transportation disruptions or major equipment problems, and the absence of certain other operational, geologic, and weather-related factors that can adversely affect production. See "Factors Routinely Affecting Results of Operations" below.

Based on its expectation of lower costs per ton and higher production as the result of the dragline relocations, the Company believes that 1997 earnings will rebound strongly from the level of earnings expected for 1996. The ongoing program to reengineer business processes also is anticipated to contribute to the improvement in 1997. In addition to the contingencies affecting production and costs at the Company's mines discussed above, the Company's earnings expectations also assume relatively stable coal prices and wage rates, among other factors discussed below in "Factors Routinely Affecting Results of Operations."

Ashland Coal anticipates that its effective tax rate for 1996 will be negative. The Company's effective rate reflects lower profitability. In addition, the Company currently expects to be able to recognize all of its alternative minimum tax credits generated during 1996.

In 1995, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's 1988 and 1995 Stock
Incentive Plans. Companies choosing not to adopt SFAS No. 123 will continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees (APB25), but will be required to make certain disclosures about their plans in their year-end financial statements, including pro forma net income and earnings per share under the new method. The Company has elected to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123. Accordingly, SFAS No. 123 will have no effect on the Company's earnings or financial position.

The Company believes that Phase I sulfur dioxide emission reductions required by the 1990 Clean Air Act Amendments, which became effective
January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. However, it appears that any further effects on market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply of competing coals, including higher sulfur coals which can be consumed by utilities holding sulfur dioxide emission allowances issued by the Environmental Protection Agency
(EPA).

Increased economic activity has resulted in more coal being burned to produce electricity. This has resulted in some increase in spot market prices. The Company believes that spot price movements for the remainder of 1996 will be affected chiefly by the weather. However, because of its level of spot and contract commitments for 1996, the Company does not expect that a significant movement in spot prices during the remainder of 1996 would have a material effect on the Company's results of operations for 1996.


ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


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

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the employees of Hobet Mining, Inc. (Hobet) represented by the United Mine Workers of America (UMWA), provided for wage increases totalling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels and certain benefits under the Wage Agreement were recently renegotiated, but the additional costs to the Company arising from this renegotiation are not significant.

On August 13, 1996, the National Labor Relations Board (NLRB) ruled that the employees of Mingo Logan, an operating subsidiary of Ashland Coal, may not be grouped with the employees of two of Mingo Logan's contractors to create a single bargaining unit for purposes of collective bargaining at Mingo Logan's Mountaineer Mine. An earlier decision by an acting regional
NLRB director had ruled that employees of Mingo Logan and these two contractors were a single bargaining unit and as a result, these employees voted together in a January 1995 election to determine whether or not they were to be represented by the UMWA. As a consequence of the NLRB ruling, the election was vacated and the ballots from the 1995 election, which were impounded by the NLRB and were not opened, will never be counted. The NLRB additionally ruled that there are three separate bargaining units at Mingo
Logan's Mountaineer Mine, one consisting of Mingo Logan's employees, and that any future UMWA representation election depends upon an adequate showing of interest in having such election by each unit. On August 26, 1996, the UMWA withdrew its petition seeking a representation election at the operations of Mingo Logan and the two contractors.

CSX Corporation (CSX) and Conrail Inc. (Conrail) have agreed to a combination of their businesses. Norfolk Southern Corporation (NS) has initiated a hostile offer for Conrail. CSX and NS are major railroads in the eastern United States, and together transport most of the coal sold by the Company. Conrail, whose primary service area is the northeastern
United States, is also a major railroad. If Conrail combines with either of CSX or NS, costs of the combined railroad may be somewhat lower than the costs of either independent railroad. If lower costs are realized and freight rates are lowered as a consequence, the coal of some producers could become less costly on a delivered basis and therefore gain a competitive advantage. It also has been reported in the press that NS, if it were not successful in combining with Conrail, would seek to acquire certain Conrail assets from CSX, thereby further affecting the transportation costs in coal markets. Although it appears likely that Conrail will be combined with another railroad, it is not possible to predict with certainty the effects of such a combination on interregional competition and, specifically, on the Company.

The Company continues to investigate merger and acquisition opportunities involving companies or projects having low-cost operations, low-sulfur coal, a good contract position, and the potential for production and/or marketing synergies and margin improvement. Such transactions, if they occur, may involve coal properties in the central Appalachian coal fields, which is currently the Company's only area of operations, in coal fields in other regions of the U.S., or abroad. The Company is in discussions with Arch Mineral Corporation regarding a business combination. There can be no assurance that such discussions will result in the combination of the two companies.


ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30,
1996 and 1995:
                                             1996           1995
                                               (In thousands)
   Net cash provided by (used in)
    Operating activities
      Before changes in operating assets
       and liabilities . . . . . . .         $74,201      $91,040
      Changes in operating assets and
       liabilities . . . . . . . . .           9,516          286
                                              83,717       91,326
     Investing activities. . . . . .         (59,748)     (64,418)
     Financing activities. . . . . .         (18,772)     (26,577)
   Increase in cash and cash equivalents . .  $5,197         $331

Cash provided by operating activities before changes in operating assets and liabilities decreased in the first nine months of 1996 from the level in 1995 primarily because of a lower average selling price on coal sales in 1996. The reduction in average selling price was principally related to the expiration of the CG&E contracts at the end of 1995 and the reduction of selling prices at the beginning of 1996 under three other contracts.
Cash provided by changes in operating assets and liabilities increased in the first nine months of 1996 from the amount provided in the same period of 1995 primarily due to a decrease in the level of trade receivables during 1996 partially offset by a reduction in the amount of accrued expenses. The changes in those balances are discussed above.

The decrease in cash used for investing activities in 1996 from 1995 primarily reflects a $3.4 million decrease in capital expenditures and higher proceeds from the sale of property, plant, and equipment.

Cash used in financing activities reflects a reduction in borrowings of $10.7 million in 1996 and $20.0 million in 1995. In addition, outstanding
Company common stock was purchased by the Company for $1.5 million in 1996.
Dividends paid were approximately the same in both periods.

The Company's capital expenditures in the nine months ended September 30, 1996 totalled $42.4 million. Of that amount, $6.3 million related to the upgrade of Hobet's Beth Station preparation plant, and $8.7 million related to the relocation of a dragline from Hobet 07 to the Dal-Tex complex. The
Company estimates that during the remainder of 1996, capital expenditures may be as much as $17 million.

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

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement's termination in 1999. At September 30, 1996, the Company had borrowings of $25 million under this agreement. Also at September 30, 1996, the Company had $152.9 million of indebtedness under senior unsecured notes maturing in 1997 through 2006. Senior notes amounting to $22.1 million were paid on May 15, 1996 with the proceeds of borrowings under lines of credit.
Ashland Coal periodically establishes uncommitted lines of credit with banks.


12PAGE

ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


These agreements generally provide for short-term borrowings at market rates. At September 30, 1996, there were $195 million of such agreements in effect with borrowings outstanding of $24.4 million. The Company expects to make payments on its indebtedness totalling approximately $35 million from cash flow generated by operations over the next 12 months.
The Company expects that a payment of $25 million due on a senior note in September 1997 will be made from funds borrowed under the revolving credit agreement or bank lines of credit or both.

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

Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.7 million at September 30, 1996, and $2.6 million at December 31, 1995. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $39 million. At September 30, 1996, and December 31,
1995, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $10.0 million and $9.4 million, respectively.

Ashland Coal is a party to numerous claims and lawsuits such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry and claims related to labor and employment of the sort encountered by employers in
general.   The Company provides for costs related to contingencies
when a loss is probable and the amount is reasonably determinable.  The
Company estimates that its probable aggregate loss as a result of such claims is $3.1 million (included in other long-term liabilities) and believes that probable insurance recoveries of $1.5 million (included in other assets) related to these claims will be realized.  The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $5.0 million (before tax) in excess of the probable loss previously recognized.  However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured.  After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

On August 6, 1996, the Company, its Hobet Mining, Inc. subsidiary and an officer of the Company were served with the complaint of Addington
Enterprises, Inc. (Addington), certain of its affiliates, and an individual contractor of one of the Addington affiliates alleging various causes of action (including breach of contract, fraud and conversion) and related damages of $72 million plus punitive damages. The damage claims arose in connection with highwall mining operations by Addington at the Hobet 07 and Hobet 21 mining complexes, which operations were terminated by Addington at Hobet 07 on or about December 27, 1995, and at Hobet 21 on or about
February 20, 1996.  Such damage claims are presently pending in the Circuit
Court of Boone County, West Virginia. The contractor for Addington is also seeking declaratory relief in connection with a security agreement covering certain equipment belonging to such contractor. The parties defendant intend to vigorously defend the claims, and the Company believes the claims are without merit. The Company has responded to this complaint and has filed counterclaims.





ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


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

Price risk - Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland
Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage
Agreement or any successor agreement. Some of the long-term contracts permit adjustment in contract price for changes in market conditions.
Falling market prices raise the price risk under these contracts. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes.
The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related. The coal industry is highly competitive, and Ashland Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying competition between producers in the eastern United States and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

Ashland Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration. The employees of Hobet are covered by the Wage Agreement, which provides for certain wage rates and benefits. Employees of other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates is the Wage Agreement.

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

Interest rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates.  If interest rates rise, Ashland Coal's costs relative to those obligations would also
rise.   For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.2 million per year.  Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland
Coal's earnings


ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and from time to time utilizes certain types of derivative securities to manage its interest-rate risk.
Either extending the term of short-term borrowings at fixed rates or using derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal.

At September 30, 1996, Ashland Coal had changed the interest rate being paid on $40 million of its fixed rate debt to a variable rate using interest rate swap agreements entered into with major money center banks.
Under these agreements the Company was being paid an amount based on an average fixed rate of 6.592% and was paying an amount based on an average variable rate of 5.781%. The term was 48 months on $25 million of the swaps and 67.5 months on the remaining $15 million of swaps for an average remaining life of 55 months. These terms and amounts coincide with the stated maturities of the fixed rate debt obligations being converted. The variable rates are adjusted using six month London Interbank Offered Rates
(LIBOR).

Since September 30, 1996, general interest rate levels have declined. As a result of this interest rate environment the Company chose to reduce its exposure to variable interest rates created by these swap agreements by entering into reverse swap agreements having identical terms. Under these agreements totaling $17.5 million the Company now receives a payment based on variable rates and makes payment based on fixed rates in effect at the time of the transactions. This has had the effect of increasing the notional amount of swaps in place to $57.5 million while reducing the amount of the variable interest rate exposure to $22.5 million. A
30-basis-point rate improvement on $17.5 million of fixed rate debt resulted for the remainder of the terms of the swaps. The average life on the remaining $22.5 million that continues to be exposed to variable interest rates has been reduced modestly to 54.5 months.

The Company's exposure to large interest rate fluctuations on its variable rate debt has been mitigated through the purchase of very short term interest rate caps totaling $35 million as of September 30, 1996.

Factors Routinely Affecting Results of Operations

The Company's customers frequently combine various qualities of coal, nuclear, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal of the kind produced by the Company varies depending on price and transportation, regulatory, and other factors. Most of the Company's long-term contracts provide that the customer may vary from the base annual quantity, generally by not more than 10% to 20%, the quantity of coal purchased under the contract in a particular year. In addition, most of the Company's contracts contain a force majeure clause, which, in the event of an act of God or other event beyond the control of the customer, allows the customer to suspend its performance under the contract for the duration of the effect of the event.

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

The Company's coal production and sales are subject to a variety of operational, geologic, transportation, and weather-related factors that routinely cause production to fluctuate. Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine called a panel are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, could adversely affect production.




ASHLAND COAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis--Continued


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

Hobet is a party to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at Hobet's mining complexes. Any future strike or work stoppage that affected either the Hobet 21 or Dal-Tex complex for a prolonged period would have a significant adverse effect on the Company's results of operations.

Any one or a combination of changing demand; fluctuating selling prices;
routine operational, geologic, transportation and weather-related factors;
unexpected regulatory changes or results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Hobet 21, Dal-Tex or Mingo Logan complexes for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. The effect of such a disruption at Mingo Logan would be particularly severe because of the high volume of coal produced at that complex and the relatively high contribution to operating income by the sale of each ton of that coal. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.



                      Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

   (a)  27  Financial Data Schedule

   (b)  Reports on Form 8-K

   The following reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this Report:

        Current Report on Form 8-K dated August 13, 1996, reporting that the National Labor Relations Board had ruled that employees of Ashland Coal's Mingo Logan Coal Company subsidiary would not be grouped with Mingo Logan's contractors' employees to create a single bargaining unit; that the January 1995 United Mine Workers of America representation election results at Mingo Logan were vacated; and that the ballots of such election would not be counted.




                              SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ASHLAND COAL, INC.
                              (Registrant)


Date:  November 13, 1996      /s/  William M. Gerrick
                              William M. Gerrick
                              Controller (Chief Accounting Officer)


Date:  November 13, 1996      /s/   Roy F. Layman
                              Roy F. Layman
                              Administrative Vice President
                               and Secretary



                          Ashland Coal, Inc.
               Form 10-Q for Quarter Ended June 30, 1996


                           INDEX TO EXHIBITS

ITEM

27   Financial Data Schedule


