Form 10-K405
period 1996-12-31
ASHLAND COAL INC
filed 1997-03-07
CIK 833890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     At March 6, 1997, based on the New York Stock Exchange closing price, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $142,986,702. In determining this figure, Ashland Coal, Inc. has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock (assuming conversion of Ashland Coal, Inc.'s preferred stock by the holders thereof), are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At March 6, 1997, there were 13,518,008 shares of registrant's common stock outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----
PART I
     Item 1.  Business................................................................      1
     Item 2.  Properties..............................................................      7
     Item 3.  Legal Proceedings.......................................................      8
     Item 4.  Submission of Matters to a Vote of Security Holders.....................      8

PART II
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...      9
     Item 6.  Selected Financial Data.................................................     10
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................     11
     Item 8.  Financial Statements and Supplementary Data.............................     18
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure................................................     39

PART III
     Item10.  Directors and Executive Officers of the Registrant......................     39
     Item11.  Executive Compensation..................................................     40
     Item12.  Security Ownership of Certain Beneficial Owners and Management..........     44
     Item13.  Certain Relationships and Related Transactions..........................     46

PART IV
     Item14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........     48

                                    PART I.

ITEM 1. Business

     Ashland Coal, Inc. (Ashland Coal or the Company) is engaged in the mining, processing and marketing of low-sulfur bituminous coal. The Company sells its coal primarily to electric utilities in the Eastern United States. The Company also exports coal, primarily to European customers. The Company estimates that as of December 31, 1996, approximately 615 million recoverable tons of proven and probable coal reserves were held by the Company's subsidiaries in West Virginia and eastern Kentucky. Ashland Coal was incorporated in Delaware in 1975.

RECENT DEVELOPMENTS

     Possible Business Combination. On January 27, 1997, the Boards of Directors of Ashland Coal and Arch Mineral Corporation (Arch) jointly announced that they had approved an agreement in principle calling for the combination of the two companies. The exchange ratio to be used for the transaction would result in former Ashland Coal and Arch stockholders holding approximately 48 percent and 52 percent of the combined company, respectively. Further terms and conditions of the transaction are continuing to be negotiated. Consummation of the transaction is strictly conditioned upon the negotiation and execution of definitive agreements between the parties, receipt of all necessary governmental and regulatory consents, and approval by the stockholders of both corporations.

1996 SALES AND PRODUCTION

     For the year ended December 31, 1996, the Company and its independent operating subsidiaries sold approximately 21.8 million tons of coal, as compared to approximately 22.5 and 20.2 million tons sold in 1995 and 1994, respectively. Approximately 63% of the total tonnage sold during 1996 was sold under long-term contracts as compared to approximately 60% for 1995 and 62% for 1994. The balance was sold on the spot market (contracts with a duration of one year or less). Sales of metallurgical coal in 1996 totaled 2.1 million tons, or approximately 9% of the Company's total 1996 coal sales. In 1996, the Company sold approximately 2.3 million tons of coal in the export market, compared to approximately 3.3 million tons in 1995 and 1.7 million tons in 1994. Sales of metallurgical coal accounted for approximately 48% of these export sales in 1996, while the balance of export sales consisted of sales of steam coal. Approximately 62%, 62% and 54% of total revenues for 1996, 1995 and 1994, respectively, were derived from long-term contracts. For the year ended December 31, 1996, the Company's independent operating subsidiaries produced approximately 20.5 million tons of coal as compared to approximately 20.9 and
19.2 million tons for 1995 and 1994, respectively. In addition, the Company purchased for resale approximately 1.8 million tons of coal during 1996, approximately 1.4 million tons during 1995 and approximately 1.3 million tons during 1994.

SALES CONTRACTS

     Prices were lowered at the beginning of 1996 under certain sales contracts covering approximately 1.5 million tons of coal pursuant to price reopener provisions. In order to accommodate changing market or operational conditions, contracts frequently contain "reopener" provisions which, if certain conditions are met, require or permit the parties to adjust the price, either through renegotiation or predetermined formula.

     During 1996 and through February 26, 1997, Ashland Coal signed new domestic long-term utility sales contracts covering approximately 4.2 million base tons per year in the aggregate. The Company is currently negotiating final documentation for additional coal sales contracts covering approximately 2.0 million base tons per year.

     Selling prices in many of the Company's long-term coal sales contracts are adjusted for changes in broad price indices and labor indices and costs. Most of these contracts also provide for price adjustment related to changes in federal and state levies on coal mining and processing. In addition, most of the Company's long-term contracts provide that the customer may vary the quantity of coal purchased from the base annual quantity specified in the contract, generally by not more than 10 to 20% annually.

OPERATIONS

  Mingo Logan Mining Complex

     The Mingo Logan mining complex is located in Mingo and Logan Counties, West Virginia, on approximately 20,500 acres containing approximately 63 million recoverable tons of low-sulfur and compliance coal. The mining complex is accessible by public road, and AEP (American Electric Power) provides the complex with electric power. The Mingo Logan mining complex currently consists of one surface mining operation conducted by an independent contract miner, two underground mines operated by independent contract miners, and a longwall mine (Mountaineer Mine) operated by Mingo Logan. Three Mingo Logan and one independent contract continuous miner sections also operate at the Mountaineer Mine. Mingo Logan's Black Bear preparation plant has a plant feed capacity of 1,600 tons per hour, and is connected to the Mountaineer Mine by a two-mile overland conveyor. The Black Bear preparation plant is connected to the loadout on the Norfolk Southern Railway Company (Norfolk Southern) railroad by a second overland conveyor that is approximately seven-tenths of a mile in length. The preparation plant, loadout and conveyors are located on land leased from Pocahontas Land Corporation, an affiliate of Norfolk Southern. The Mountaineer Mine has 100,000 tons of raw coal ground storage capacity, and the Black Bear preparation plant and loadout have silo storage capacity for approximately 19,500 tons of raw coal and approximately 24,000 tons of clean coal, respectively. In addition, the loadout has ground storage capacity for approximately 100,000 tons. The loadout facility is capable of loading a 13,000-ton unit train in less than four hours. The total cost of property, plant, and equipment at the Mingo Logan complex at December 31, 1996, was $310.9 million, and the net book value was $187.2 million. The Mingo Logan mining complex produced approximately 7.5 million tons of coal during 1996.

  Dal-Tex Mining Complex

     The Dal-Tex mining complex is located primarily in Logan County, West Virginia, on approximately 25,000 acres containing approximately 195 million tons of recoverable low-sulfur and compliance coal. The complex is accessible by public road, and AEP provides the complex with electric power. The Dal-Tex complex currently consists of one surface mine using mountaintop removal techniques and modern surface mining equipment, including a Marion 8200 Dragline, two 51-cubic-yard shovels, and one 24-cubic-yard loader. The large dragline formerly employed at the Hobet 07 mining complex was dismantled and then re-erected at the Dal-Tex complex. Utilization of the dragline recommenced in the third quarter of 1996 at a lower cost per ton because of lower overburden ratios at Dal-Tex than at Hobet 07. The size of the bucket on this dragline was increased to 83 cubic yards from 72 cubic yards. The surface mine is complemented by two deep mines utilizing continuous miner sections. One deep mine is operated by an independent contract miner. The Dal-Tex mining complex includes the Monclo preparation plant, which is located on the CSX Transportation (CSXT) rail system, and is capable of a raw coal feed of 2,000 tons per hour. A spiral circuit was installed at the Monclo preparation plant in early 1996 that increased the efficiency of that plant. The Monclo preparation plant and loadout have ground storage capacity for approximately 150,000 tons of raw coal and approximately 180,000 tons of clean coal, respectively. This plant is capable of loading a 14,000-ton unit train in less than four hours. The total cost of property, plant, and equipment at the Dal-Tex complex at December 31, 1996, was $327.2 million, and the net book value was $268.7 million. Approximately 6.1 million tons of coal were produced at the Dal-Tex mining complex during 1996.

  Hobet 21 Mining Complex

     The Hobet 21 mining complex in Boone County, West Virginia, currently has reserves dedicated to it of approximately 277 million recoverable tons of coal. The complex is accessible by public road, and AEP provides the complex with electric power. The Hobet 21 mining complex produced about 4.3 million tons of coal during 1996. Operations at the Hobet 21 complex consist of a surface mine, one auger contractor and two contract deep mines. The surface mine uses mountaintop removal techniques and modern surface mining equipment, including an 83-cubic-yard walking dragline, a 51-cubic-yard shovel, a 27-cubic-yard shovel and a 24-cubic-yard loader. The complex includes the 1,400-ton-per-hour Beth Station preparation plant. A five-mile overland conveyor belt system transports the coal from the mine to the Beth Station preparation plant where the coal is cleaned and loaded into railcars at the adjacent 150-car rail siding for shipment on the CSXT rail system. The Beth Station preparation plant has raw coal silo storage capacity of approximately 15,000 tons and ground storage for more than 100,000 tons of coal. The facility is capable of loading a 15,000-ton unit train in less than four hours. The total cost of property, plant, and equipment at the Hobet 21 complex at December 31, 1996, was $143.4 million, and the net book value was $70.2 million.

     During 1996 and early 1997, a number of new projects designed to lower mining costs were completed at the Hobet 21 mining complex. The complex's large dragline was moved into an area of lower overburden ratios; construction of a refuse conveyor for the preparation plant to eliminate trucking of refuse was completed; and a 27-cubic-yard shovel formerly used at Hobet 07 and a 24-cubic-yard loader formerly used at the Dal-Tex complex were redeployed to Hobet 21. Also during 1996, the preparation plant underwent further expansion of its shipping capacity, and improvements were made to increase the plant's recovery rate. Deep mining was expanded with the addition of a second production unit in the Camp Creek deep mine. Other cost-reduction projects at the Hobet 21 complex include a $10.5 million upgrade and extension of the overland conveyor system which is scheduled to be completed in the third quarter of 1997.

  Hobet 07 Mining Complex

     The Hobet 07 mining complex, located in Mingo and Logan Counties, West Virginia, currently has reserves dedicated to it of approximately 3 million recoverable tons of coal. The complex is accessible by public road, and AEP provides the complex with electric power. This complex has three deep mines, one of which is operated by the Company and two of which are operated by contractors. The complex's operations include the 950-ton-per-hour Pine Creek preparation plant. This plant has the capability of loading a 10,000-ton unit train in less than eight hours. Coal is loaded into railcars on the facility's 100-car rail siding, which is served by the CSXT rail system. The Pine Creek preparation plant has a storage capacity in silos of 10,000 tons of raw coal and 15,000 tons of clean coal. This mine complex produced about 1.0 million tons of coal during 1996. The total cost of property, plant, and equipment at the Hobet 07 complex at December 31, 1996, was $53.7 million, and the net book value was $13.7 million.

  Coal-Mac Operations

     Approximately 7 million recoverable tons of coal reserves in Pike County, Kentucky, are dedicated to Coal-Mac operations. All Coal-Mac operations are accessible by public road, and AEP provides the operations with electric power. Coal-Mac operates three surface mines in Pike County. During 1996, Coal-Mac reduced its production of medium-Btu coal for sale on the river market, increased production of high-Btu coal for sale on the CSXT rail system and entered into several new coal supply contracts with industrial customers in the Southeastern United States for this high-Btu product. The total cost of property, plant, and equipment at Coal-Mac's active operations at December 31, 1996, was $54.4 million, and the net book value was $25.2 million. During 1996, total production from Coal-Mac operations was approximately 1.6 million tons of coal. A new Coal-Mac rail loading facility was completed late in 1996.

TRANSPORTATION

     Coal from the mines of the Company's independent operating subsidiaries is transported by rail, truck, and barge to domestic customers and to Atlantic coast terminals for shipment to domestic and international customers.

     Tri-State Terminals, Inc., an independent operating subsidiary of the Company, operates the Lockwood Dock on a 60-acre site on the Big Sandy River approximately seven miles upstream from its confluence with the Ohio River. In addition, Company subsidiaries together own a 17.5% interest in Dominion Terminal Associates (DTA), which leases and operates a ground storage-to-vessel coal transloading facility (the DTA Facility) in Newport News, Virginia. The DTA Facility has a throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The DTA Facility serves international customers, as well as domestic coal users located on the eastern seaboard of the United States. For additional information concerning the Company's investment in DTA, see Note 3 to the Company's Consolidated Financial Statements on page 26 below and incorporated by reference in this Item 1.

EMPLOYEES

     As of February 18, 1997, the Company and its independent operating subsidiaries employed a total of 1,528 people (including 11 part-time employees), 710 of whom are represented by the United Mine Workers of America
(UMWA). The Company's Hobet Mining, Inc. (Hobet) independent operating subsidiary is a signatory to the National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which was ratified on December 14, 1993, and which expires by its terms on August 1, 1998. The Wage Agreement provided for a total wage increase of $1.30 per hour over the first three years of the contract; changes in medical coverage providing for deductibles and copayments; more flexible work rules that will permit coal production to take place 24 hours a day and seven days a week; increases in employer contributions to an education and retraining fund; and employer contributions to fund the new Labor Management Positive Change Program and the new 1993 Benefit Fund created by the Wage Agreement. During 1996, wages and pension benefits under the Wage Agreement were renegotiated at the UMWA's election and certain provisions of the medical plan were renegotiated at the election of the UMWA, but the renegotiated terms did not increase the Company's costs significantly.

     On August 13, 1996, the National Labor Relations Board (NLRB) ruled that the employees of Mingo Logan Coal Company (Mingo Logan) another independent operating subsidiary of Ashland Coal, may not be grouped with the employees of two of Mingo Logan's contractors to create a single bargaining unit for purposes of collective bargaining at Mingo Logan's Mountaineer Mine. An earlier decision by an acting regional NLRB director had ruled that employees of Mingo Logan and these two contractors were a single bargaining unit and, as a result, these employees had voted together in a January 1995 election to determine whether or not they were to be represented by the UMWA. As a consequence of the NLRB ruling, the election was vacated, and the ballots from the 1995 election, which were impounded by the NLRB and were not opened, will never be counted. The NLRB additionally ruled that there are three separate bargaining units at Mingo Logan's Mountaineer Mine, one consisting of Mingo Logan's employees, and that any future UMWA representation election at any unit depends upon an adequate showing of interest in having such election by such unit. On August 26, 1996, the UMWA withdrew its petition seeking a representation election by the employees of Mingo Logan and its two contractors.

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

     The federal Clean Water Act affects coal mining operations by imposing effluent discharge restrictions on pollutants discharged into waters. In addition, the United States Environmental Protection Agency (EPA) has permitting requirements for storm water discharges from industrial facilities. These regulations require permits for some aspects of mining operations. Regular monitoring and compliance with reporting requirements and performance standards are preconditions for the issuance and renewal of permits governing the discharge of pollutants into waters. Further, mining operations are subject to Clean Water Act regulations with respect to discharges into some ponds created to treat or dispose of coal mining wastes.

     Kentucky and West Virginia also have laws restricting discharge of pollutants into the waters of those states. West Virginia has a Groundwater Protection Act which requires that groundwater protection plans be developed for surface mines and coal mining operations. However, coal extraction activities, i.e., underground works and surface mine pits, are not required to meet these groundwater quality standards. Related coal mining operations in West Virginia, such as preparation plants and, in certain cases, refuse piles, must meet groundwater quality standards. Kentucky also has a groundwater protection program. Groundwater protection plans are maintained at each operation as a site-specific groundwater protection plan.

     The federal Resource Conservation and Recovery Act (RCRA) and implementing federal regulations exclude from the definition of hazardous waste all coal extraction, beneficiation and processing wastes. Additionally, other coal mining wastes which are subject to an SMCRA permit are exempt from RCRA permits and standards. Kentucky and West Virginia similarly exempt coal mine waste from their respective state hazardous waste laws and regulations. The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, affects coal mining operations by subjecting them to liability for the remediation of releases of hazardous substances (other than waste excluded from federal and state regulation, as noted above) that may endanger public health or welfare or the environment.

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

  Compliance with Regulatory Requirements and Existing Environmental Liability

     The Company's independent operating subsidiaries endeavor to conduct their operations in compliance with all applicable federal, state, and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry. Mingo Logan and Hobet are each a party to civil proceedings as a result of alleged failures to comply with mandatory federal or state health and safety regulations. These proceedings involve fatalities and could result in the imposition of civil penalties. Hobet is also a party to administrative proceedings as the result of alleged failures to comply with mandatory federal or state health and safety regulations. The Company believes that any adverse results in these proceedings, if incurred, would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

     Hobet, Mingo Logan, and other unrelated coal mining companies, individually, are parties to a civil proceeding with respect to the alleged failure of each of them to handle respirable dust sampling cassettes in accordance with regulations of the Mine Safety and Health Administration. Violations of federal and state health and safety regulations can result in civil and criminal penalties. To date, the monetary penalties assessed in respect of violations of these regulations have not been material and the Company does not anticipate that future assessments in respect of violations to date will be material to the Company's consolidated financial condition, results of operations, or liquidity.

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

RELIANCE ON MAJOR CUSTOMERS

     The Company's total sales to AEP and to Consumers Power Company accounted for approximately 14.9 and 11.2 percent, respectively, of the Company's total revenues in 1996. AEP and Consumers Power Company each currently have multiple long-term contracts with the Company. If the Company experienced an unanticipated and immediate loss of all of the AEP contracts or all of the Consumers Power Company contracts, the loss could have a material adverse effect on the Company's business and results of operations.

COMPETITION

     The coal industry is highly competitive, and the Company competes (principally in price, location, and quality of coal) with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than the Company. Most long-term supply agreements and spot market orders are the result of competitive bidding. Coal also competes with other energy sources such as oil, natural gas, hydropower, and nuclear energy for steam and electrical power generation. Over time, the cost and other factors, such as safety and environmental considerations, relating to these alternative fuels may affect the overall demand for coal as a fuel.

ITEM 2. Properties

     As of December 31, 1996, the Company's subsidiaries controlled, primarily through long-term leases, approximately 130,000 and 78,000 acres of coal lands in West Virginia and eastern Kentucky, respectively. The Company's subsidiaries also control through ownership or long-term leases approximately 900 acres of land in eastern Kentucky and West Virginia which are used either for its coal processing facilities or are being held for possible future development. The Pine Creek, Beth Station, and Black Bear preparation plants are located on properties held under leases which expire in 2030, 2022 and 2007 (with an optional 20-year extension), respectively. The Company's headquarters occupy approximately 65,000 square feet of subleased space at 2205 Fifth Street Road, Huntington, West Virginia. The headquarters sublease was renegotiated during 1996 to extend the term to August 5, 2005, and increase the subleased space. The descriptions set forth above in Item 1. Business of the Mingo Logan, Dal-Tex, Hobet 21 and Hobet 07 mining complexes and of Coal-Mac operations are hereby incorporated into this Item 2 by reference.

     The Company's subsidiaries currently own or lease the equipment that is significant to their mining operations. Hobet leases some of its equipment under a lease that expires in 2003. In 1996, Hobet purchased other equipment formerly leased under a lease with GATX Leasing that expired in 1995. Hobet (as legal successor to Dal-Tex Coal Corporation) also utilizes surface mining equipment leased pursuant to a sale and leaseback transaction entered into in January 1993. Pursuant to a 1995 amendment to this lease, the term of the lease was extended with respect to most of the leased equipment until 1998. The lease terminated in January 1996 with respect to all other leased equipment, at which time Dal-Tex Coal Corporation purchased this equipment. For further information about this 1993 sale-leaseback transaction see Note 17 to the Company's Consolidated Financial Statements on page 36 below.

     The Company, through its subsidiaries, owns a 17.5% interest in DTA, which is the lessee and operator of a ground storage-to-vessel coal transloading facility at Newport News, Virginia (see Item 1. Business--Transportation).

COAL RESERVES

     The Company estimates that its subsidiaries had, as of December 31, 1996, approximately 615 million recoverable tons of proven and probable coal reserves. Reserve estimates are prepared by Ashland Coal's engineers and geologists and reviewed and updated periodically. Reserve estimates will change from time to time reflecting mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. Ashland Coal engaged John
T. Boyd ("Boyd"), an independent mining and geological engineering firm, to audit evidence supporting Ashland Coal's reserve base tonnage estimates and assess Ashland Coal's methodology and practices applied in formulating its estimates. In March 1997, Boyd completed its independent audit and has expressed its professional opinion that Ashland Coal's estimate of its coal reserves as of December 31, 1996, was reasonably calculated in accordance with standard mining engineering procedures and parameters. Boyd did not review Ashland Coal's classification of its reserve holdings by sulfur content. The following table presents the Company's estimated reserves at December 31, 1996:

                                RECOVERABLE COAL

                                                                  PROVEN     PROBABLE     TOTAL
                                                                  ------     --------     -----
                                                                       (MILLIONS OF TONS)
West Virginia.................................................      420         156        576
Kentucky......................................................       27          12         39
                                                                    ---         ---        ---
     Total....................................................      447         168        615
                                                                    ===         ===        ===

     Substantially all of the coal reserves held by the Company's subsidiaries and the reserves currently being mined at each of the Mingo Logan, Dal-Tex, Hobet 21 and Hobet 07 mining complexes and at Coal-Mac operations are controlled by leases which will not expire until the exhaustion of mineable and merchantable coal. The remaining leases have primary terms expiring in various years ranging from 1997 to 2013, and most contain options to renew for stated periods. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In certain cases, a lease bonus is required, payable either at the time of execution of the lease or in annual installments following such execution. In most cases, the lease bonus amount is applied to reduce future production royalties. Subsidiaries of the Company currently own, lease, or control approximately 17,000 acres of coal lands upon which exploration has not been conducted.

     Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and, thereby, encourages a greater demand for low-sulfur coal. Approximately 450 million tons of the 615 million tons of reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these tested reserves, 91% consist of low-sulfur coal with a sulfur content of 1% or less, some of which is compliance coal, and the balance could be sold as low-sulfur coal with a sulfur content of 1% or less after blending. The Company believes a majority of the untested reserves are also low-sulfur with a sulfur content of 1% or less, primarily because the untested reserves are in the same coal seam on tracts adjacent to the tested reserves, or are otherwise in close proximity to the tested reserves. Sulfur content of 1% or less refers to percentage by weight, while "compliance coal" is coal which emits 1.2 pounds or less of sulfur dioxide per million Btu upon combustion without the aid of sulfur reduction technology. Most of the Company's reserves are primarily suitable for the steam coal markets. However, a substantial portion of the coal reserves at Mingo Logan may also be used as a high-volatile, low-sulfur, metallurgical coal.

     The net book value, based on historical cost, of the Company's coal reserves at December 31, 1996, was $416 million, consisting of $18 million of prepaid royalties included in current assets, $61 million of prepaid royalties classified as an other asset, and $337 million net book value of coal lands and mineral rights. Of this carrying value, approximately $27 million is attributable to certain reserves which are not currently in production and for which there are no current plans for significant production. In addition, as of December 31, 1996, future royalty commitments relating to these properties were approximately $2 million. See Note 5 to the Company's Consolidated Financial Statements on page 28 below and incorporated by reference in this Item 2.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1996.

                                    PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed and traded on the New York Stock Exchange and also has unlisted trading privileges on the Chicago Stock Exchange (symbol: ACI).

     Information regarding the Company's common stock is shown in the following table.

                                                                       QUARTER ENDED
                                              ---------------------------------------------------------------
                                                          1996                              1995
                                              -----------------------------     -----------------------------
                                              3/31    6/30    9/30    12/31     3/31    6/30    9/30    12/31
                                              -----   -----   -----   -----     -----   -----   -----   -----
Dividend per common share...................  $.115   $.115   $.115   $.115     $.115   $.115   $.115   $.115
Market price per common share
  High......................................  24 3/8  26 3/8  25 3/4  28 3/8    29 1/4  29 3/8  30 3/4  30 1/8
  Low.......................................  20 1/2  22 1/2  22 1/4  23 3/8    26      26      26 3/4  20 1/2

     The Company paid its first quarterly dividend in the fourth quarter of 1988. The Company increased its dividend in the fourth quarter of 1989, the third quarter of 1990, and the fourth quarter of 1994. The Company expects to continue paying regular cash dividends, although there is no assurance as to the amount or payment of dividends in the future because they are dependent on the Company's future earnings, capital requirements, and financial condition. In addition, the payment of dividends is subject to the restriction described in
Note 7 to the Company's Consolidated Financial Statements below on page 28.

     As of February 14, 1997, there were 963 holders of record of the Company's common stock.

ITEM 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL INFORMATION(1)

                                                                      YEAR ENDED DECEMBER 31
      (In thousands, except per share data)            1996        1995        1994        1993       1992(2)
                                                     --------    --------    --------    --------     --------
INCOME STATEMENT DATA:
Revenues:
    Coal sales....................................   $565,174    $618,886    $589,141    $484,390     $563,932
    Operating revenues............................     12,030      17,075      21,003      13,952       15,792
                                                     --------    --------    --------    --------     --------
                                                      577,204     635,961     610,144     498,342      579,724
                                                     --------    --------    --------    --------     --------
Costs and expenses:
    Cost of coal sold.............................    508,960     529,618     510,125     446,754      478,286
    Operating expenses............................      9,559      10,995      11,543      10,641       11,502
    Selling, general, and administrative
      expenses....................................     26,864      27,901      33,756      35,790       31,959
                                                     --------    --------    --------    --------     --------
                                                      545,383     568,514     555,424     493,185      521,747
                                                     --------    --------    --------    --------     --------
Operating income..................................     31,821      67,447      54,720       5,157       57,977
Other income (expense):
    Interest income...............................        417          89         366       1,057        1,240
    Interest expense..............................    (17,905)    (20,724)    (22,238)    (25,342)     (21,781)
                                                     --------    --------    --------    --------     --------
Income (loss) before income taxes and the
  cumulative effect of changes in accounting......     14,333      46,812      32,848     (19,128)      37,436
Income tax expense (benefit)......................     (2,180)      5,401         628     (64,502)(3)    1,697
                                                     --------    --------    --------    --------     --------
Income before the cumulative effect of changes in
  accounting......................................     16,513      41,411      32,220      45,374       35,739
Cumulative effect of changes in accounting........         --          --          --     (18,836)          --
                                                     --------    --------    --------    --------     --------
Net income........................................   $ 16,513    $ 41,411    $ 32,220    $ 26,538     $ 35,739
                                                     ========    ========    ========    ========     ========
COMMON STOCK INFORMATION:
Earnings per share:
    Primary.......................................   $    .87    $   2.22    $   1.72    $   1.41(4)  $   2.01
    Fully diluted.................................        .86        2.16        1.68        1.34(4)      1.88
Dividends declared per common share...............        .46         .46        .415         .40          .40
BALANCE SHEET DATA:
Working capital...................................   $ 17,216    $ 24,731    $ 11,955    $  2,285     $ 37,566
Total assets......................................    805,077     835,402     838,392     835,991      993,332
Long-term debt....................................    135,339     172,975     200,000     244,342      317,958
Other long-term liabilities (excluding deferred
  taxes)..........................................    137,685     129,444     123,413     113,040       57,521
Preferred stock subject to redemption(5)..........         --          --          --          --       34,021
Stockholders' equity..............................    404,292     397,879     368,983     343,427      288,275
CASH FLOW DATA:
Cash provided by operating activities.............   $118,031    $121,875    $104,747    $ 74,170     $ 79,023
Depreciation and amortization of property, plant,
  and equipment...................................     64,699      65,127      58,344      56,386       53,095
Other amortization................................      5,480       5,766      13,451      14,862       13,906
Purchases of property, plant, and equipment.......     52,628      58,245      43,501      20,569       97,400

------------------------------

(1) Certain amounts for years prior to 1996 have been reclassified to conform with the 1996 classifications.

(2) Information for 1992 reflects the acquisition of Dal-Tex Coal Corporation on April 1, 1992.

(3) Income tax benefit for 1993 includes a net $50.2 million deferred tax benefit resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993.

(4) Includes a charge of $1.44 on a primary basis and $1.34 on a fully diluted basis for the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective January 1, 1993. Also includes $.37 on a primary basis and $.34 on a fully diluted basis for the favorable cumulative effect of the adoption of SFAS No. 109, Accounting for Income Taxes, effective January 1, 1993.

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

RESULTS OF OPERATIONS

  1996 Compared to 1995

     Net income for the year ended December 31, 1996, was $16.5 million, compared to net income of $41.4 million for the year ended December 31, 1995.

     Gross profit on coal sales (selling price less cost of sales) on a per-ton basis declined significantly from the level achieved in 1995. That decline was chiefly the result of the expiration at the end of 1995 of contracts with Cincinnati Gas & Electric Company (CG&E) providing for the sale of approximately
2.0 million tons of coal at prices considerably above current market prices and the reduction of selling prices at the beginning of 1996 under certain other contracts covering approximately 1.5 million tons of coal as a result of price reopener provisions in those contracts. The cost per ton of coal sold declined slightly from the 1995 level, and coal sales volume fell 3% in 1996, to 21.8 million tons.

     Operating revenues declined $5.0 million, primarily because of a reduction in railroad freight contract revenue resulting from lower shipments from the Hobet 07 complex, lower operating revenues related to export shipments and lower royalty income on reserves subleased to other coal companies. Those reductions were partially offset by $1.9 million of revenue related to agreed reductions in 1996 deliveries under a long-term sales contract. Operating expenses declined $1.4 million principally because of lower expenses related to reserves subleased to other coal companies.

     Selling, general, and administrative expenses declined $1.0 million primarily because of lower commissions paid on coal sales. Interest expense decreased $2.8 million principally because of lower average debt levels.

     The Company's income tax expense declined from $5.4 million in 1995 to a negative $2.2 million in 1996. The effective tax rate for 1996 reflects lower profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

     In the first quarter of 1996, the Company began a comprehensive study of the Company's structure and processes with the objective of reducing administrative expenses. As a result of this study, a number of salaried positions were eliminated, and some of the operations in West Virginia were consolidated. Costs of $4.2 million related to this restructuring were largely offset by related cost reductions in 1996.

  1995 Compared to 1994

     Net income of Ashland Coal for the year ended December 31, 1995, was $41.4 million. Net income in 1994 was $32.2 million.

     Gross profit on coal sales on a per-ton basis rose slightly from the 1994 level, but would have been slightly lower except for a reduction of approximately $4.5 million in postretirement benefit expense. That reduction resulted from a revised actuarial estimate. Sales volume increased 2.3 million tons, or 11%. The effects of scheduled price and volume reductions on an important sales contract and of the expiration of another contract at the end of 1994 were largely offset by a lower average cost per ton. That lower cost resulted from cost-reduction initiatives and higher production levels (without appreciable changes in the amount of labor and equipment) at some of the mines.

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

     Selling, general, and administrative expenses declined $5.9 million, primarily because of a reduction in sales contract amortization resulting from a sales contract expiration at the end of 1994. Interest expense decreased $1.5 million because of lower average debt levels.

     Income tax expense rose to $5.4 million in 1995 from $.6 million in 1994, principally because of an increase in the Company's profitability. As noted above, the effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion.

BALANCE SHEET

     The balance of trade accounts receivable at December 31, 1996, was $19.7 million less than the balance at December 31, 1995, primarily because of a lower level of sales in December 1996 than in December 1995. The actual level of trade receivables at any date is dependent upon the specific customer accounts active at that date and the payment terms for those accounts. For example, the expiration of the CG&E contracts, which had payment terms particularly favorable to the Company, has affected the balance of trade receivables. Currently, the balance of trade receivables represents approximately five weeks of sales. All significant customer accounts are being paid within credit terms.

     Inventories were $15.4 million higher at December 31, 1996, than at December 31, 1995. This increase is primarily related to higher coal inventories at export terminals in preparation for shipments in January 1997 and a recovery from a lower-than-usual level of coal inventory at December 31, 1995.

     The increase in the balance of accounts payable from December 31, 1995, to December 31, 1996, represents normal fluctuations. The reduction in accrued expenses relates to lower accruals for payroll and certain employee benefits.

     In 1995, Ashland Coal's Board of Directors authorized the purchase from time to time of up to one million shares of the Company's common stock. As of December 31, 1996, 256,000 shares had been purchased under this authorization. Shares acquired may be used for general corporate purposes.

OUTLOOK

     Increased production at Hobet 21 and Dal-Tex will permit the Company to increase its sales volume significantly in 1997 from the 1996 level. The move of the dragline at the Hobet 21 complex across the Mud River was completed early in January 1997. This move, to an area with lower overburden ratios than those experienced during most of 1996, is anticipated to result in higher production at a lower cost per ton. The overland conveyor system at the complex is being extended and upgraded at a cost of $10.5 million. The work is expected to be completed in the third quarter of 1997, and to reduce costs.

     The dragline that was dismantled at Hobet 07 and re-erected at the Dal-Tex complex commenced operations in August 1996. As a result of dragline operations at Dal-Tex, Dal-Tex production during the fourth quarter of 1996 increased significantly and cost per ton was significantly reduced. This improved performance is expected to continue. The Company's expectations for continued high production levels and low costs at Dal-Tex and for increased production and lower cost per ton at Hobet 21 assume timely completion of improvements, no unanticipated labor or transportation disruptions, or major equipment problems, and the absence of certain other operational, geologic, and weather-related factors that can adversely affect production. See "Factors Routinely Affecting Results of Operations" below.

     In addition to the operational improvements at Hobet 21 and Dal-Tex, 1997 will receive the full benefit of the 1996 restructuring discussed above in the comparison of 1996 to 1995 results of operations.

     Ashland Coal anticipates that its effective tax rate for 1997 will be positive, reflecting higher profitability and the level of percentage depletion. The Company currently expects to be able to continue to recognize all of the alternative minimum tax credits it generates.

     The Company believes that Phase I sulfur dioxide emission reductions required by the 1990 Clean Air Act Amendments, which became effective January 1, 1995, have increased demand for low-sulfur coal of the type that the Company sells. However, it appears that any further positive effects on market prices in the near term related to this increase in demand will be mitigated by the effects of increased supply of competing coals, including higher-sulfur coals which can be consumed by utilities holding sulfur dioxide emission allowances issued by the Environmental Protection Agency (EPA).

     The Company believes that spot price movements during 1997 will be affected chiefly by the weather. However, because of its level of spot and contract commitments for 1997, at the time of this report the Company does not expect that a significant movement in spot prices during 1997 would have a material effect on the Company's results of operations for 1997 when compared to its expectations for 1997.

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

     CSX Corporation (CSX) and Norfolk Southern Corporation (NS) are each attempting to acquire Conrail Inc. (Conrail). CSX and NS are major railroads in the Eastern United States, and together transport most of the coal sold by the Company. Conrail, whose primary service area is the Northeastern United States, is also a major railroad. If Conrail combines with either of CSX or NS, costs of the combined railroad may be somewhat lower than the costs of either independent railroad. If lower costs are realized and freight rates are lowered as a consequence, the coal of some producers could become less costly on a delivered basis and therefore gain a competitive advantage. Although it appears likely that the assets of Conrail will be acquired by one or both of CSX and NS, it is not possible to predict with certainty the effects of such an acquisition on interregional competition and, specifically, on the Company.

     Ashland Coal and Arch Mineral Corporation (Arch) have reached an agreement in principle calling for the combination of the two companies. The exchange ratio to be used for the transaction will result in the former Ashland Coal and Arch stockholders holding approximately 48 percent and 52 percent of the combined company, respectively. Further terms and conditions of the transaction are continuing to be negotiated. Consummation of the transaction is conditioned upon the negotiation and execution of definitive agreements between the parties, receipt of all necessary governmental and regulatory consents, and approval by the stockholders of both corporations.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

                      (In thousands)                            1996         1995         1994
                                                              --------     --------     --------
Cash provided by (used in)
  Operating activities
     Before changes in operating assets and liabilities....   $104,885     $126,291     $111,867
     Changes in operating assets and liabilities...........     13,146       (4,416)      (7,120)
                                                              --------     --------     --------
                                                               118,031      121,875      104,747
  Investing activities.....................................    (70,002)     (77,009)     (59,711)
  Financing activities.....................................    (48,947)     (44,234)     (44,472)
                                                              --------     --------     --------
Increase (decrease) in cash and cash equivalents...........   $   (918)    $    632     $    564
                                                              ========     ========     ========

     Cash provided by operating activities before changes in operating assets and liabilities decreased in 1996 from the level in 1995 primarily because of a lower average selling price on coal sales in 1996. The reduction in average selling price was principally related to the expiration of the CG&E contracts at the end of 1995 and the reduction of selling prices at the beginning of 1996 under certain other contracts. Cash provided by operating activities before changes in operating assets and liabilities rose in 1995 from 1994 primarily because of increases in sales volume, which were made possible by higher levels of production. Production in 1994 was adversely affected by unusually harsh winter weather in the first quarter and the aftereffects of a 1993 strike by the UMWA. Cash provided by changes in operating assets and liabilities increased in 1996 from the amount of cash used in 1995 primarily due to a decrease in the level of trade receivables partially offset by increases in inventories. Cash used for changes in operating assets and liabilities in 1995 arose primarily from higher accounts receivable balances, which resulted from higher sales volume at the end of 1995. Cash used for changes in operating assets and liabilities in 1994 reflected growth in accounts receivable balances and inventories, partially offset by higher balances of accounts payable, accrued expenses, and income taxes payable. The changes in 1994 were outgrowths of the 1993 strike, which ended late in the year.

     Cash used for investing activities primarily reflects capital expenditures and royalty payments expected to be recovered after one year. The change from year to year primarily represents fluctuations in the level of capital expenditures.

     Cash used in financing activities in 1996, 1995, and 1994 consists primarily of amounts used to repay borrowings and to pay dividends. In addition, relatively small amounts of cash were used in 1996 and 1995 to purchase treasury stock.

     The Company's capital expenditures in 1996, 1995, and 1994 were $52.6 million, $58.2 million, and $43.5 million, respectively. Ashland Coal estimates that its capital expenditures in 1997 may be as great as $60 million.

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

     Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement's termination in 1999. At December 31, 1996, the Company had borrowings of $15 million under this agreement. At December 31, 1996, the Company also had $152.9 million of indebtedness under senior unsecured notes maturing in 1997 through 2006. Senior notes amounting to $22.1 million were paid on May 15, 1996, with the proceeds of borrowings under lines of credit. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1996, there were $170 million of such agreements in effect with borrowings outstanding of $6.3 million. The Company expects to make payments on its indebtedness during 1997 totalling approximately $41 million from cash flow generated by operations. The Company expects that a payment of $25 million due on a senior note in September 1997 will be made from funds borrowed under the revolving credit agreement or bank lines of credit or both. Some of those borrowings are expected to be repaid during 1997.

     Ashland Coal believes that over the next 12 months cash flow generated by operating activities will be adequate to fund anticipated capital expenditures, to reduce debt as discussed above, and to fund any share repurchases under its stock purchase program. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.

CONTINGENCIES

     Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2.7 million, and $2.6 million at December 31, 1996 and 1995, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $38 million. At December 31, 1996 and 1995, the accrual for closing costs, which is included in other long-term liabilities and in accrued expenses, was $10.5 million and $9.4 million, respectively.

     Ashland Coal is a party to numerous claims and lawsuits such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry and to claims related to labor and employment of the sort encountered by employers in general. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2.1 million (included in other long-term liabilities) and believes that probable insurance recoveries of $.6 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4.3 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

CERTAIN RISK FACTORS

     Credit risk--Ashland Coal markets its coal principally to electric utilities in the United States and Europe. Most electric utilities with whom the Company conducts business are stable, well-capitalized entities with favorable credit ratings. Deregulation in the electric utility industry may adversely affect the credit worthiness of some utilities. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not required. Historically, credit losses have been minimal.

     Price risk--Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement or any successor agreement. Some of the long-term contracts permit adjustment in contract price for changes in market conditions. Falling market prices raise the price risk under these contracts. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that increase the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in coal demand and supply. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related. The coal industry is highly competitive, and Ashland Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying competition between producers in the Eastern United States and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

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

     Interest-rate risk--Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those obligations would also rise. For example, the Company estimates that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $.9 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up to 12 months and from time to time utilize certain types of derivative securities to manage its interest-rate risk. Either extending the term of short-term borrowings at fixed rates or using derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal.

     The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. At December 31, 1996, the Company had entered into interest-rate swap agreements having a total notional value of $65 million. Of this total notional amount, $40 million was used to convert fixed-rate debt to a variable rate. Under these agreements, the Company receives a weighted average fixed rate of 6.59% and was paying a weighted average variable rate at December 31, 1996, of 5.78%. The average remaining life on these swaps at December 31, 1996, was approximately 52 months. During the fourth quarter of 1996, interest rates declined, and the Company chose to reduce its exposure to variable interest rates by entering into $25 million of reverse swap agreements. At December 31, 1996, the Company was obligated to pay a weighted average fixed rate of 6.26% under these agreements and will receive a weighted average variable rate, which was 5.78% at that date. The terms and amounts of these swaps coincide with the stated maturities of the fixed-rate debt obligations being converted. The variable rates are adjusted using six months LIBOR. Interest expense for 1996 was reduced by $.2 million under these agreements based on a net average notional position for the year of $24.8 million. The Company's exposure to large interest-rate fluctuations on its variable-rate debt has been mitigated through the purchase of short-term interest-rate caps totalling $35 million as of December 31, 1996.

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

     Some contracts contain "reopener" provisions that require the parties to reach new agreements regarding price in order to maintain the contract, and from time to time the Company has renegotiated contracts after execution to extend the contract term or to accommodate changing market conditions.

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

     Geologic conditions within mines are not uniform. Overburden ratios and the relative composition of overburden at the surface mines vary, as do roof and floor conditions and seam thickness in underground mines. These variations can be either positive or negative for production. Weather conditions can also have a significant effect on the Company's production, depending on the severity and duration of the condition. For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites.

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

     Hobet is a party to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at Hobet's mining complexes. Any future strike or work stoppage that affected either of the Hobet 21 or Dal-Tex complexes for a prolonged period would have a significant adverse effect on the Company's results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors.......................................................    19
Audited Consolidated Financial Statements
     Consolidated Statements of Income--Years ended December 31, 1996, 1995 and
      1994...........................................................................    20
     Consolidated Balance Sheets--December 31, 1996 and 1995.........................    21
     Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996,
      1995 and 1994..................................................................    22
     Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and
      1994...........................................................................    23
     Notes to Consolidated Financial Statements......................................    24

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Ashland Coal, Inc.

     We have audited the accompanying consolidated balance sheets of Ashland Coal, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Coal, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ ERNST & YOUNG LLP

Louisville, Kentucky
January 22, 1997

CONSOLIDATED STATEMENTS OF INCOME

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                    YEAR ENDED DECEMBER 31
         (In thousands except earnings per share)               1996         1995         1994
                                                              --------     --------     --------
REVENUES:
  Coal sales...............................................   $565,174     $618,886     $589,141
  Operating revenues.......................................     12,030       17,075       21,003
                                                              --------     --------     --------
                                                               577,204      635,961      610,144
COSTS AND EXPENSES:
  Cost of coal sold........................................    508,960      529,618      510,125
  Operating expenses.......................................      9,559       10,995       11,543
  Selling, general, and administrative expenses............     26,864       27,901       33,756
                                                              --------     --------     --------
                                                               545,383      568,514      555,424
                                                              --------     --------     --------
Operating income...........................................     31,821       67,447       54,720
OTHER INCOME (EXPENSE):
  Interest income..........................................        417           89          366
  Interest expense.........................................    (17,905)     (20,724)     (22,238)
                                                              --------     --------     --------
Income before income taxes.................................     14,333       46,812       32,848
Income tax expense (benefit)...............................     (2,180)       5,401          628
                                                              --------     --------     --------
NET INCOME.................................................     16,513       41,411       32,220
Less preferred stock dividends.............................      2,810        2,810        2,603
                                                              --------     --------     --------
Income applicable to common stock..........................   $ 13,703     $ 38,601     $ 29,617
                                                              ========     ========     ========
EARNINGS PER COMMON SHARE:
  Primary..................................................   $    .87     $   2.22     $   1.72
  Fully diluted............................................   $    .86     $   2.16     $   1.68

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                              DECEMBER 31
                            (In thousands)                                 1996         1995
                                                                         --------     --------
ASSETS
  Current assets:
     Cash and cash equivalents........................................   $    834     $  1,752
     Trade accounts receivable........................................     56,743       76,442
     Other receivables................................................      6,260        6,890
     Inventories......................................................     41,394       26,038
     Prepaid royalties................................................     17,525       16,622
     Deferred income taxes............................................      2,187        3,512
     Other............................................................      2,177        3,349
                                                                         --------     --------
     Total current assets.............................................    127,120      134,605
  Other assets:
     Prepaid royalties................................................     61,040       61,979
     Coal supply agreements...........................................     27,712       31,498
     Other............................................................     14,355       18,924
                                                                         --------     --------
     Total other assets...............................................    103,107      112,401
  Property, plant, and equipment, net.................................    574,850      588,396
                                                                         --------     --------
     Total assets.....................................................   $805,077     $835,402
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable.................................................   $ 37,544     $ 30,595
     Accrued expenses.................................................     30,599       37,279
     Income taxes payable.............................................        761           --
     Current portion of debt..........................................     41,000       42,000
                                                                         --------     --------
     Total current liabilities........................................    109,904      109,874
  Long-term debt......................................................    135,339      172,975
  Accrued postretirement benefits other than pension..................     82,464       78,951
  Other long-term liabilities.........................................     55,221       50,493
  Deferred income taxes...............................................     17,857       25,230
  Stockholders' equity:
     Convertible preferred stock......................................     67,841       67,841
     Common stock, $.01 par value, 44,000,000 shares authorized,
       13,775,074 issued and 13,518,008 outstanding in 1996 and
       13,754,224 issued and 13,567,858 outstanding in 1995...........        138          138
     Paid-in capital..................................................    109,689      109,257
     Retained earnings................................................    232,060      224,574
     Less treasury common stock at cost (257,066 shares in 1996 and
       186,366 shares in 1995)........................................     (5,436)      (3,931)
                                                                         --------     --------
     Total stockholders' equity.......................................    404,292      397,879
                                                                         --------     --------
     Total liabilities and stockholders' equity.......................   $805,077     $835,402
                                                                         ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

ASHLAND COAL, INC. AND SUBSIDIARIES

Three years ended December 31, 1996

                                         CONVERTIBLE
                                          PREFERRED     COMMON    PAID-IN     RETAINED     TREASURY
                                            STOCK       STOCK     CAPITAL     EARNINGS      STOCK      TOTAL
                                         -----------    ------    --------    ---------    -------    --------
                                                                    (In thousands)
Balance at January 1, 1994............       $67,841      $136    $107,087    $ 168,363    $          $343,427
  Net income..........................                                           32,220                 32,220
  Cash dividends paid:
    Common--$.415 per share...........                                           (5,686)                (5,686)
    Preferred--$10,414 (including
       $2,800 preference dividend) per
       share..........................                                           (2,603)                (2,603)
  Issuance of 35,655 shares of common
    stock under dividend reinvestment
    and stock purchase plan...........                       1         980                                 981
  Issuance of 28,825 shares of common
    stock under stock incentive
    plan..............................                                 644                                 644
                                             -------      ----    --------     --------    -------    --------
Balance at December 31, 1994..........        67,841       137     108,711      192,294                368,983
  Net income..........................                                           41,411                 41,411
  Cash dividends paid:
    Common--$.46 per share............                                           (6,321)                (6,321)
    Preferred--$11,239 (including
       $2,800 preference dividend) per
       share..........................                                           (2,810)                (2,810)
  Purchase of 185,300 shares of common
    stock.............................                                                      (3,902)     (3,902)
  Issuance of 31,240 shares of common
    stock under stock incentive
    plan..............................                       1         546                     (29)        518
                                             -------      ----    --------     --------    -------    --------
Balance at December 31, 1995..........        67,841       138     109,257      224,574     (3,931)    397,879
  Net income..........................                                           16,513                 16,513
  Cash dividends paid:
    Common--$.46 per share............                                           (6,217)                (6,217)
    Preferred--$11,239 (including
       $2,800 preference dividend) per
       share..........................                                           (2,810)                (2,810)
  Purchase of 70,700 shares of common
    stock.............................                                                      (1,505)     (1,505)
  Issuance of 20,850 shares of common
    stock under stock incentive
    plan..............................                                 432                                 432
                                             -------      ----    --------     --------    -------    --------
Balance at December 31, 1996..........       $67,841      $138    $109,689    $ 232,060    $(5,436)   $404,292
                                             =======      ====    ========     ========    =======    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ASHLAND COAL, INC. AND SUBSIDIARIES

                                                                     YEAR ENDED DECEMBER 31
                     (In thousands)                           1996            1995             1994
                                                            ---------      -----------      -----------
OPERATING ACTIVITIES
  Net income.............................................   $  16,513      $    41,411      $    32,220
  Adjustments to reconcile to cash provided by operating
    activities:
       Depreciation and amortization of property, plant,
         and equipment...................................      64,699           65,127           58,344
       Other amortization................................       5,480            5,766           13,451
       Prepaid royalties expensed........................      23,738           21,286           19,868
       Deferred income taxes.............................      (6,048)          (7,511)         (11,238)
       (Gain) loss on disposition of assets..............           3             (477)          (1,214)
       Partnership costs in excess of cash advances......         500              689              436
       Changes in operating assets and liabilities:
         Trade accounts receivable.......................      19,699          (14,080)         (16,849)
         Other receivables...............................         630            2,234           (4,657)
         Inventories.....................................     (15,356)           4,173           (7,907)
         Prepaid royalties...............................      (3,358)          (4,527)          (5,070)
         Other current assets............................         327            1,200           (1,522)
         Other assets....................................       3,037            2,336            3,178
         Accounts payable and accrued expenses...........      (1,280)            (902)          12,816
         Income taxes....................................       1,347             (764)           2,381
         Accrued postretirement benefits other than
           pension.......................................       3,513            3,755            7,351
         Other long-term liabilities.....................       4,587            2,159            3,159
                                                            ---------      -----------      -----------
  Cash provided by operating activities..................     118,031          121,875          104,747
INVESTING ACTIVITIES
  Property, plant, and equipment:
       Purchases.........................................     (52,628)         (58,245)         (43,501)
       Proceeds from sales...............................       3,324            2,249            4,280
  Advances on prepaid royalties..........................     (20,698)         (21,013)         (20,490)
                                                            ---------      -----------      -----------
  Cash used in investing activities......................     (70,002)         (77,009)         (59,711)
FINANCING ACTIVITIES
  Proceeds from borrowings...............................     904,080        1,007,754        1,315,931
  Payments on borrowings.................................    (942,870)      (1,039,402)      (1,353,570)
  Dividends paid.........................................      (9,027)          (9,131)          (8,289)
  Proceeds from sale of common stock.....................         375              447            1,456
  Purchase of common stock...............................      (1,505)          (3,902)              --
                                                            ---------      -----------      -----------
  Cash used in financing activities......................     (48,947)         (44,234)         (44,472)
                                                            ---------      -----------      -----------
  Increase (decrease) in cash and cash equivalents.......        (918)             632              564
  Balance at beginning of year...........................       1,752            1,120              556
                                                            ---------      -----------      -----------
  Cash and cash equivalents at end of year...............   $     834      $     1,752      $     1,120
                                                            =========      ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes, net of
    refunds..............................................   $   2,521      $    13,470      $     9,218
  Cash paid during the year for interest, net of amounts
    capitalized..........................................   $  17,746      $    20,281      $    22,126

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

Inventories

     Inventories are comprised of the following:

                             (In thousands)                             1996        1995
                                                                       -------     -------
    Coal............................................................   $22,320     $ 8,536
    Supplies........................................................    19,074      17,502
                                                                       -------     -------
                                                                       $41,394     $26,038
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

     Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is offset against earned royalties and is included in the cost of coal mined. The Company provides a valuation allowance for royalties estimated to be nonrecoupable. The valuation allowance for prepaid royalties was $6,327,000 and $7,865,000 at December 31, 1996 and 1995, respectively.

Coal Supply Agreements

     Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized to selling expense on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $37,933,000 and $34,147,000 at December 31, 1996 and 1995, respectively.

Exploration Costs

     Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Costs of purchasing rights to coal reserves and of developing new mines or significantly expanding the capacity of existing mines are amortized using the units-of-production method. Plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 33 years. Interest costs on borrowed funds are capitalized for significant asset construction projects. Capitalized interest costs were $382,000 in 1996, $311,000 in 1995, and $176,000 in 1994.

Asset Impairment

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

Income Taxes

     Deferred income taxes are based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

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

     Cash equivalents (none at December 31, 1996 and 1995) represent highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are recorded at cost, plus accrued interest, which approximates market.

     The Company accrues amounts to be paid or received under interest-rate swap and cap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt.

     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the classifications in the 1996 financial statements.

2. RELATED PARTIES

     The financial statements include transactions with Ashland Inc. (Ashland), Saarbergwerke AG (Saarberg), and Carboex International, Ltd. (Carboex) and their affiliates. Ashland owns 7,481,290 shares of the issued and outstanding common stock and the issued and outstanding convertible Class B preferred stock of Ashland Coal, and Carboex owns the issued and outstanding convertible Class C preferred stock of Ashland Coal. Prior to February 8, 1995, Saarberg owned the issued and outstanding convertible Class B preferred stock. On February 8, 1995, Ashland purchased Saarberg's Class B preferred stock for $110,076,000. Ashland now has approximately 57% of the voting power of Ashland Coal in matters other than the election of directors and could elect six members of the 10-member Board of Directors.

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

     Transactions with related parties (which include Saarberg prior to February 8, 1995) are summarized below.

                         (In thousands)                          1996       1995       1994
                                                                ------     ------     ------
    Revenues:
      Saarberg...............................................   $   --     $   --     $4,124
      Ashland and affiliates.................................        7      2,390          1
    Service fees:
      Charges from Ashland...................................      429        428        392
      Charges to Ashland.....................................        1          5          1
    Commissions paid on European sales of metallurgical coal:
      Carboex................................................      100        125        108
      Saarberg and affiliates................................       --         --        108
    Purchases of fuel, oil, and other products from
      Ashland................................................    5,525      5,996      5,881

     Management believes that charges between Ashland Coal and Ashland for services were reasonable and that the other transactions summarized above were concluded on terms equivalent to those prevailing among unaffiliated parties.

3. DOMINION TERMINAL ASSOCIATES

     Ashland Coal holds a 17.5% general partnership interest in Dominion Terminal Associates (DTA), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (PPAV) for amounts sufficient to meet debt-service requirements. Financing is provided through $132,800,000 of tax-exempt bonds issued by PPAV which mature July 1, 2016.

     Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $8,122,000 and $7,622,000 at December 31, 1996 and 1995, respectively (included in other long-term liabilities). Costs and cash advances for the last three years follow:

                         (In thousands)                          1996       1995       1994
                                                                ------     ------     ------
    Operating and debt service costs charged to costs and
      expenses...............................................   $4,031     $3,898     $3,316
    Cash advances............................................    3,531      3,209      2,880

     Future payments for fixed operating costs and debt service are estimated to approximate $3,300,000 annually through 2015 and $26,000,000 in 2016.

4. INCOME TAXES

     Significant components of the provision for income tax expense (benefit) are as follows:

                       (In thousands)                        1996        1995         1994
                                                            -------     -------     --------
    Current:
      Federal............................................   $ 3,702     $11,793     $ 11,037
      State..............................................       166       1,119          829
                                                            -------     -------     --------
         Total current...................................     3,868      12,912       11,866
                                                            -------     -------     --------
    Deferred:
      Federal............................................    (5,638)     (6,894)     (10,253)
      State..............................................      (410)       (617)        (985)
                                                            -------     -------     --------
         Total deferred..................................    (6,048)     (7,511)     (11,238)
                                                            -------     -------     --------
                                                            $(2,180)    $ 5,401     $    628
                                                            =======     =======     ========

     A reconciliation of the normal statutory federal income tax on Ashland Coal's pretax income with the Company's actual income tax expense (benefit) follows:

                       (In thousands)                        1996        1995         1994
                                                           --------     -------     --------
    Income tax expense at U.S. statutory rate...........   $  5,017     $16,384     $ 11,497
    Increase (decrease) in taxes resulting from:
      Percentage depletion allowance....................     (6,552)    (10,431)     (10,685)
      State income taxes, net of effect of federal
         taxes..........................................       (302)        110         (446)
      Nontaxable income, net of nondeductible
         expenses.......................................       (414)       (590)         (53)
      Other items.......................................         71         (72)         315
                                                           --------     -------     --------
                                                           $ (2,180)    $ 5,401     $    628
                                                           ========     =======     ========

     Significant components of the Company's deferred tax liabilities and assets that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

                            (In thousands)                             1996         1995
                                                                     --------     --------
    Deferred tax liabilities:
      Acquisition costs allocated to mineral reserves.............   $ 83,908     $ 87,301
      Property, plant, and equipment, principally due to
         differences in lives and methods of depreciation and
         amortization.............................................     26,873       27,613
      Prepaid royalties capitalized for financial reporting
         purposes.................................................     19,619       19,537
      Acquisition costs allocated to coal supply agreements.......      2,261        3,110
      Other.......................................................      2,822        3,432
                                                                     --------     --------
         Total deferred tax liabilities...........................    135,483      140,993
                                                                     --------     --------
    Deferred tax assets:
      Goodwill for tax purposes...................................     34,503       37,586
      Postretirement benefits other than pension..................     32,707       31,228
      Alternative minimum tax credit carryforward.................     29,529       26,971
      Costs not deductible until paid or realized.................     17,722       17,719
      Net operating loss carryforwards............................        557          500
      Deferred gains not deferred for tax purposes................      2,075        2,141
      Other.......................................................      2,720        3,130
                                                                     --------     --------
         Total deferred tax assets................................    119,813      119,275
                                                                     --------     --------
           Net deferred tax liability.............................     15,670       21,718
         Less current asset.......................................     (2,187)      (3,512)
                                                                     --------     --------
           Long-term deferred tax liability.......................   $ 17,857     $ 25,230
                                                                     ========     ========

     At December 31, 1996, the Company had $459,000 of federal net operating loss carryforwards, which expire in 2004, and $7,362,000 of state net operating loss carryforwards, which expire from 2001 through 2011, which may be applied against future taxable income.

5. PREPAID ROYALTIES

     Ashland Coal has entered into various noncancellable royalty lease agreements under which future minimum payments are approximately $23,000,000 in 1997, 1998, and 1999, $22,000,000 in 2000 and 2001, and $190,000,000 in the
aggregate thereafter.

     Coal lands and mineral rights with a carrying value of $1,600,000, prepaid royalties with a carrying value of $25,100,000 (net of the valuation allowance), and future royalty commitments of $2,250,000 at December 31, 1996, represent amounts attributable to coal properties for which there are no immediate plans for significant production. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of Ashland Coal's investment.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following:

                            (In thousands)                             1996         1995
                                                                     --------     --------
    Cost:
      Land........................................................   $ 11,361     $  9,126
      Coal lands and mineral rights...............................    439,564      462,465
      Buildings and improvements..................................     38,836       38,381
      Equipment and processing facilities.........................    410,798      386,624
      Other.......................................................      6,930        7,502
      Construction in progress....................................      9,934        5,184
                                                                     --------     --------
                                                                      917,423      909,282
    Less accumulated depreciation and amortization................    342,573      320,886
                                                                     --------     --------
                                                                     $574,850     $588,396
                                                                     ========     ========

7. DEBT AND FINANCING ARRANGEMENTS

     Debt consists of the following:

                            (In thousands)                             1996         1995
                                                                     --------     --------
    9.78% senior unsecured notes, payable in four equal annual
      installments beginning September 15, 1997...................   $100,000     $100,000
    9.66% senior unsecured notes, payable in six equal annual
      installments beginning May 15, 2001.........................     52,900       52,900
    8.92% senior unsecured notes, due May 15, 1996................         --       22,100
    Indebtedness to banks under revolving credit agreement
      (rate at December 31, 1996-5.91%; 1995-6.22%)...............     15,000       30,000
    Indebtedness to banks under lines of credit (weighted average
      rate at December 31, 1996-7.25%; 1995-6.09%)................      6,261        7,315
    Other.........................................................      2,178        2,660
                                                                     --------     --------
                                                                      176,339      214,975
    Less current portion..........................................     41,000       42,000
                                                                     --------     --------
    Long-term debt................................................   $135,339     $172,975
                                                                     ========     ========

     Ashland Coal has a revolving credit agreement, which terminates in 1999, with a group of banks providing for borrowings of up to $500,000,000. The rate of interest on borrowings under this agreement is, at Ashland Coal's option, a money-market rate determined by a competitive bid process, the National Westminster Bank PLC reference rate, a rate based on LIBOR, or a rate based on an average market certificate-of-deposit rate. The provisions of the revolving credit agreement require a facility fee, which is currently computed at the rate of 0.1875% per annum on the amount of the commitment. The rate used to compute the facility fee is redetermined quarterly based upon the Company's ratio of debt to equity and may vary from 0.15% to 0.35% per annum. Certain amounts borrowed under the revolving credit agreement ($6,000,000 in 1996 and $18,200,000 in 1995) are classified as long-term as the Company has the intent and ability to maintain these borrowings on a long-term basis.

     Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1996, there were $170,000,000 of such agreements in effect.

     Aggregate maturities of debt at December 31, 1996, are $41,000,000 in 1997, $31,785,000 in 1998, $25,630,000 in 1999, $25,025,000 in 2000, $8,817,000 in
2001, and $44,082,000 thereafter. Included in these maturities are expected discretionary prepayments of $9,000,000 in 1997 and $6,000,000 in 1998.

     The credit agreements contain, among other covenants, provisions setting forth certain requirements for current ratio and consolidated net worth and restrictions on the payment of dividends and the creation of additional debt. At December 31, 1996, retained earnings of $73,375,000 were available for dividends.

     The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. At December 31, 1996, the Company had entered into interest-rate swap agreements having a total notional value of $65,000,000. Of this total notional amount, $40,000,000 was used to convert fixed-rate debt to a variable rate. Under these agreements, the Company receives a weighted average fixed rate of 6.59% and was paying a weighted average variable rate at December 31, 1996, of 5.78%. The average remaining life on these swaps at December 31, 1996, was approximately 52 months. During the fourth quarter of 1996 interest rates declined, and the Company chose to reduce its exposure to variable interest rates by entering into $25,000,000 of reverse swap agreements. At December 31, 1996, the Company was obligated to pay a weighted average fixed rate of 6.26% under these agreements and will receive a weighted average variable rate which was 5.78% at that date. The terms and amounts of these swaps coincide with the stated maturities of the fixed-rate debt obligations being converted. The variable rates are adjusted using six month LIBOR. Interest expense for 1996 was reduced by $210,000 under these agreements based on a net average notional position for the year of $24,800,000. The Company's exposure to large interest-rate fluctuations on its variable-rate debt has been mitigated through the purchase of short-term interest-rate caps totalling $35,000,000 as of December 31, 1996.

8. ACCRUED BLACK LUNG BENEFITS

     Ashland Coal is liable under the federal Mine Safety and Health Act of 1977, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. Ashland Coal is also liable under various states' statutes for black lung benefits. Ashland Coal currently provides for federal and state claims through a self-insurance program. Charges are being made to current operations in amounts sufficient to amortize the actuarially computed liability for black lung benefits over three to 16 years (five to 22 years in 1995 and 1994) at an assumed 7% (8% in 1995 and 1994) after-tax investment return. The accrual for black lung benefits (included in other long-term liabilities and in accrued expenses) was $16,222,000 and $15,841,000 at December 31, 1996 and 1995, respectively.

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

     The accrual for such reclamation (included in other long-term liabilities and in accrued expenses) was $2,749,000 and $2,599,000 at December 31, 1996 and 1995, respectively. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $38,000,000. At December 31, 1996 and 1995, the accrual for closing costs (included in other long-term liabilities and in accrued expenses) was $10,501,000 and $9,418,000, respectively.

10. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                             (In thousands)                             1996        1995
                                                                       -------     -------
    Accrued compensation............................................   $12,148     $17,800
    Accrued taxes...................................................    11,206      10,743
    Accrued interest................................................     3,928       4,313
    Accrued reclamation and mine closing costs......................     1,025         960
    Other...........................................................     2,292       3,463
                                                                       -------     -------
                                                                       $30,599     $37,279
                                                                       =======     =======

11. CAPITAL STOCK

     Convertible preferred stock consists of the following:

                                  (In thousands)
    Class A, $100 par value, 500 shares authorized, none outstanding...........   $    --
    Class B, $100 par value, 250 shares authorized, 150 shares issued and
      outstanding..............................................................    33,050
    Class C, $100 par value, 250 shares authorized, 100 shares issued and
      outstanding..............................................................    34,791
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

     In 1995 Ashland Coal's Board of Directors authorized the purchase, from time to time, of up to one million shares of the Company's common stock. At December 31, 1996, 256,000 shares had been purchased under this authorization. Shares acquired may be used for general corporate purposes.

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

     Computations of earnings per share, using the "two class" method, are as follows:

           (In thousands except earnings per share)           1996        1995        1994
                                                             -------     -------     -------
    Net income............................................   $16,513     $41,411     $32,220
    Less: Common stock dividends..........................     6,217       6,321       5,686
         Preferred stock dividends........................     2,810       2,810       2,603
                                                             -------     -------     -------
    Undistributed earnings................................   $ 7,486     $32,280     $23,931
                                                             =======     =======     =======
    Earnings per common share:
      Primary:
         Undistributed earnings...........................   $   .41     $  1.76     $  1.30
         Dividends (except preference dividends)..........       .46         .46         .42
                                                             -------     -------     -------
         Net income.......................................   $   .87     $  2.22     $  1.72
                                                             =======     =======     =======
      Fully diluted:
         Undistributed earnings...........................   $   .40     $  1.70     $  1.26
         Dividends (except preference dividends)..........       .46         .46         .42
                                                             -------     -------     -------
         Net income.......................................   $   .86     $  2.16     $  1.68
                                                             =======     =======     =======

     Weighted average shares for computing earnings per share were as follows:

                         (In thousands)                         1996       1995       1994
                                                               ------     ------     -------
    Primary.................................................   18,142     18,374      18,338
    Fully diluted...........................................   18,782     19,002      18,965

13. STOCK INCENTIVE PLANS

     On August 8, 1988, the stockholders approved a stock incentive plan (1988
Plan) reserving 750,000 shares of Ashland Coal common stock, and on April 28, 1995, the stockholders approved a new stock incentive plan (1995 Plan) reserving 1,000,000 shares of Ashland Coal common stock, in each case for awards to officers and key employees. The 1988 Plan provides for the granting of incentive stock options (qualified stock options), nonqualified stock options, stock appreciation rights (SARs), and restricted stock awards, and the 1995 Plan provides for granting of those same incentives, as well as merit awards, performance share awards, and phantom stock awards. Stock options generally become exercisable in full or in part one year from date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to surrender stock options and receive cash or stock in an amount equal to the excess of the market value of the optioned shares over their option price. Unexercised options and any accompanying SARs lapse 10 years after the date of grant. Restricted stock awards may entitle employees to purchase shares at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. As of December 31, 1996, no SARs or restricted stock awards have been granted. Merit awards under the 1995 Plan are grants of Ashland Coal stock without restriction and at a nominal cost. Performance share awards are awards which can be earned by the recipient if Ashland Coal meets certain pre-established performance measures. Until earned, the performance shares are nontransferable, and when earned, performance shares are payable in cash, stock, or restricted stock. Phantom stock awards under the 1995 Plan are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares. As of December 31, 1996, no merit, performance share, or phantom stock awards have been granted.

     Information regarding stock options under these plans is as follows:

                                                1996                  1995                  1994
                                          -----------------     -----------------     -----------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                          COMMON   AVERAGE      COMMON   AVERAGE      COMMON   AVERAGE
  (In thousands except per share data)    SHARES    PRICE       SHARES    PRICE       SHARES    PRICE
                                          ------   --------     ------   --------     ------   --------
Options outstanding at January 1........    578     $24.14        514     $23.23        468     $21.75
Granted.................................    181      22.25         95      26.13         96      28.45
Exercised...............................    (21)     17.99        (31)     15.24        (29)     16.49
Forfeited...............................    (38)     29.09         --         --        (21)     23.29
                                            ---                 -----                   ---
Options outstanding at December 31......    700      23.56        578      24.14        514      23.23
                                            ===                 =====                   ===
Options exercisable at December 31......    454      23.59        410      23.10        351      21.11
Options available for grant at December
  31....................................    857                 1,000                    95

     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's 1988 and 1995 Plans. Companies choosing not to adopt SFAS No. 123 continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25), but are required to make certain disclosures about their plans, including pro forma net income and earnings per share under the new method. The Company has elected to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123.

     Under SFAS No. 123's transition rules, Ashland Coal has determined the following pro forma amounts:

                (In thousands except earnings per share)                1996        1995
                                                                       -------     -------
    Pro forma net income............................................   $16,066     $41,169
    Pro forma earnings per share:
      Primary.......................................................       .85        2.20
      Fully diluted.................................................       .83        2.15

     For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The effect of compensation expense from stock options on 1995 pro forma net income reflects only the first year of vesting of 1995 awards. The 1996 pro forma net income reflects the second year of vesting of 1995 awards and the first year of vesting of 1996 awards. Because the Company's option awards are generally not fully vested until after three years from the date of grant, the full effect of recognizing compensation expense in pro forma net income will not be apparent until 1997.

     The fair values of options granted in 1996 and 1995 were determined to be $862,000 and $642,000, respectively, using the Black-Scholes option pricing model and the following weighted-average assumptions:

                                                                          1996     1995
                                                                          ----     ----
    Risk-free interest rate............................................   5.44%    7.34%
    Dividend yield.....................................................      2%       2%
    Volatility of the expected market price of the Company's common
      stock............................................................    .22      .24
    Expected life of options (in years)................................      4        4

     The fair value per option granted was $4.76 in 1996 and $6.72 in 1995. Exercise prices for options outstanding as of December 31, 1996, range from $11 to $34.375, and the weighted-average remaining contractual life at that date was 6.3 years. The table below shows pertinent information on options outstanding at December 31, 1996, priced below $25 per share and priced at $25 per share or more.

                                                                         OPTION EXERCISE PRICE
                                                                      ---------------------------
                                                                      BELOW $25      $25 OR MORE
                                                                      ----------     ------------
    Options outstanding (in thousands).............................        406             294
    Weighted-average exercise price................................     $20.30          $28.06
    Weighted-average remaining contractual life (in years).........        6.0             6.8
    Options currently exercisable (in thousands)...................        225             229
    Weighted-average exercise price of options currently
      exercisable..................................................     $18.74          $28.36

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

     The net pension cost of the plan includes the following components:

                        (In thousands)                        1996        1995        1994
                                                             -------     -------     -------
    Service cost of benefits earned.......................   $ 1,508     $ 1,185     $ 1,433
    Interest cost on projected benefit obligation.........     1,290       1,032         863
    Actual (return) loss on plan assets...................    (1,111)     (1,872)        787
    Net amortization......................................       212       1,148      (1,428)
                                                             -------     -------     -------
      Net periodic pension cost...........................   $ 1,899     $ 1,493     $ 1,655
                                                             =======     =======     =======

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995:

                             (In thousands)                             1996        1995
                                                                       -------     -------
    Actuarial present value of benefit obligation:
      Vested benefits...............................................   $ 9,428     $ 9,450
      Nonvested benefits............................................     1,227       1,246
                                                                       -------     -------
         Accumulated benefit obligation.............................    10,655      10,696
    Effect of projected compensation increases......................     7,826       7,857
                                                                       -------     -------
         Projected benefit obligation...............................    18,481      18,553
    Plan assets at fair value.......................................    12,644       8,957
                                                                       -------     -------
         Projected benefit obligation in excess of plan assets......     5,837       9,596
    Unrecognized transition credit..................................       297         397
    Unrecognized prior service cost.................................        (7)         (8)
    Unrecognized net loss...........................................    (1,476)     (4,439)
                                                                       -------     -------
         Accrued pension liability..................................     4,651       5,546
    Less amount included in accrued expenses........................        63       2,331
                                                                       -------     -------
         Amount included in other long-term liabilities.............   $ 4,588     $ 3,215
                                                                       =======     =======

     The assumptions used in computing the information above were as follows:

                                                                  1996     1995     1994
                                                                  ----     ----     ----
    Discount rate..............................................   7.75%    7.0 %    8.5 %
    Expected long-term rate of return on plan assets...........   9.00%    9.0 %    9.0 %
    Future compensation growth rate............................   5.00%    5.0 %    5.0 %

Multiemployer Pension and Benefit Plans

     Under the labor contract with the United Mine Workers of America (UMWA), Ashland Coal made payments of $1,076,000 in 1996, $1,348,000 in 1995, and $1,293,000 in 1994 into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). Ashland Coal has estimated its share of such amount to be $15,200,000 at December 31, 1996. Ashland Coal is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements.

     The Coal Industry Retiree Health Benefit Act of 1992 (Benefit Act) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. Ashland Coal treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. Ashland Coal recognized $651,000 in 1996, $347,000 in 1995, and $296,000 in 1994 in expense relative to premiums paid pursuant to the Benefit Act. The Company believes that the amount of its obligation under the Benefit Act is not significant.

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

     The net periodic postretirement benefit cost of these plans includes the following components:

                        (In thousands)                         1996        1995        1994
                                                              -------     -------     ------
    Service cost...........................................   $ 2,628     $ 2,138     $4,522
    Interest cost..........................................     3,878       3,859      4,591
    Amortization of gains..................................    (1,193)     (1,607)      (213)
                                                              -------     -------     ------
    Net periodic postretirement benefit cost...............   $ 5,313     $ 4,390     $8,900
                                                              =======     =======     ======

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

     The following table sets forth the amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995, none of which have been funded:

                             (In thousands)                             1996        1995
                                                                       -------     -------
    Accumulated postretirement benefit obligation:
      Retirees......................................................   $19,041     $22,961
      Fully eligible active plan participants.......................     5,590       7,114
      Other active plan participants................................    30,667      31,993
                                                                       -------     -------
                                                                        55,298      62,068
    Unrecognized net gain...........................................    26,678      15,740
    Unrecognized gain related to prior service......................     1,889       2,102
                                                                       -------     -------
      Accrued postretirement obligation.............................    83,865      79,910
    Less amount included in accrued expenses........................     1,401         959
                                                                       -------     -------
      Amount included in accrued postretirement benefits other than
         pension....................................................   $82,464     $78,951
                                                                       =======     =======

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7% at December 31, 1996 and 1995, respectively. That change and a decrease in the actuarial assumption regarding per capita claims cost were responsible for the reduction in the accumulated postretirement benefit obligation from December 31, 1995, to December 31, 1996. The assumed health care cost trend rate for 1997 is 8.5%, decreasing to 5% in the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $8,386,000, or 15.2%, and the net periodic postretirement benefit cost for 1996 by $1,024,000, or 19.3%.

Other Plans

     Ashland Coal sponsors three savings plans which were established to assist eligible employees in providing for their future retirement needs. Ashland Coal's contributions to the plans were $2,107,000 in 1996, $1,928,000 in 1995, and $1,621,000 in 1994.

Restructuring Charges

     In the first quarter of 1996, the Company began restructuring support functions at its West Virginia operations and at its corporate headquarters. The charge to operations for severance pay and other costs related to the restructuring amounted to approximately $4,200,000 during 1996.

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

     Ashland Coal markets its coal principally to electric utilities in the United States and Europe. As of December 31, 1996 and 1995, accounts receivable from electric utilities located in the United States totaled $42,341,000 and $53,836,000, respectively. Accounts receivable from electric utilities located in Europe totaled $7,328,000 as of December 31, 1995. There were no accounts receivable from European electric utilities at the end of 1996. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not required. Credit losses are provided for in the financial statements and historically have been minimal.

     Ashland Coal is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:

                       (In thousands)                        1996        1995         1994
                                                            -------     -------     --------
    Customer A...........................................   $86,076     $88,191     $128,978
    Customer B...........................................    64,403      60,767       60,928
    Customer C...........................................     4,073      83,938       82,005

     In 1996, 1995, and 1994, Ashland Coal had export sales, principally to European customers, of $55,280,000, $78,679,000, and $40,608,000, respectively.

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Ashland Coal in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates their fair value.

     Debt: The carrying amounts of Ashland Coal's borrowings under its revolving credit agreement and under lines of credit approximate their fair value. The fair values of Ashland Coal's senior notes are estimated using discounted cash flow analyses, based on Ashland Coal's current incremental borrowing rates for similar types of borrowing arrangements.

     Interest-rate caps and swaps: The fair values of interest-rate caps and swaps are based on quoted market prices, which reflect the present value of the difference between estimated future amounts paid (none for caps) and received.

     The carrying amounts and fair values of Ashland Coal's financial instruments at December 31, 1996 and 1995, are as follows:

                                                         1996                      1995
                                                 --------------------      --------------------
                                                 CARRYING      FAIR        CARRYING      FAIR
    (In thousands)                                AMOUNT      VALUE         AMOUNT      VALUE
                                                 --------    --------      --------    --------
    Cash and cash equivalents.................   $    834    $    834      $  1,752    $  1,752
    Lines of credit...........................      6,261       6,261         7,315       7,315
    Revolving credit agreement................     15,000      15,000        30,000      30,000
    Senior notes..............................    152,900     173,000       175,000     201,000
    Interest-rate caps and swaps..............         --         572            --         125

17. SALE AND LEASEBACK

     On January 29, 1993, Ashland Coal sold mining equipment valued at approximately $64,000,000 and leased back the equipment under an operating lease with a term of three years. In May 1995, the lease was amended to extend the term for two years for most of the equipment. The Company purchased the equipment not included in the extension in January 1996 for approximately $4,000,000. The lease provides for annual rental payments of approximately $9,600,000 in 1997 and $2,300,000 in 1998. At the end of the lease term, the Company has the option to purchase the equipment for approximately $28,300,000. Alternatively, the equipment may be sold by the lessor to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the proceeds are below $23,700,000.

18. SUBSEQUENT EVENT

     Ashland Coal and Arch Mineral Corporation (Arch) have reached an agreement in principle calling for the combination of the two companies. The exchange ratio to be used for the transaction will result in the former Ashland Coal and Arch stockholders holding approximately 48 percent and 52 percent of the combined company, respectively. Further terms and conditions of the transaction are continuing to be negotiated. Consummation of the transaction is conditioned upon the negotiation and execution of definitive agreements between the parties, receipt of all necessary governmental and regulatory consents, and approval by the stockholders of both corporations.

19. COMMITMENTS AND CONTINGENCIES

     Ashland Coal leases mining equipment, land, and various other properties under noncancellable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $11,332,000 in 1996, $13,737,000 in 1995, and $14,088,000 in 1994. Minimum annual rentals due in future years under lease agreements in effect at January 1, 1997, are approximately $11,648,000 in 1997, $5,651,000 in 1998, $3,067,000 in 1999, $3,168,000 in 2000,
$3,242,000 in 2001, and additional amounts thereafter aggregating $6,639,000 through 2011.

     Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $2,100,000 (included in other long-term liabilities) and believes that probable insurance recoveries of $610,000 (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $4,300,000 (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial data for 1996 and 1995 are summarized below.

                                                            THREE MONTHS ENDED
(In thousands except earnings per share)   MARCH 31      JUNE 30       SEPT. 30(1)      DEC. 31
                                           --------      --------      -----------      --------
1996:
  Sales and operating revenues..........   $143,324(2)   $138,800       $ 142,991(2)    $152,089
  Operating income......................     6,216 (3)      7,640           6,272         11,693
  Net income............................     1,515          3,090           2,501          9,407
  Earnings per common share:(6)
     Primary............................       .07            .16             .13            .51
     Fully diluted......................       .07            .16             .13            .50
1995:
  Sales and operating revenues..........   $156,624      $151,614       $ 158,566       $169,157(5)
  Operating income......................    15,175         18,215          15,641(4)      18,416(4)
  Net income............................     9,041         11,566           9,215         11,589
  Earnings per common share:(6)
     Primary............................       .49            .62             .49            .62
     Fully diluted......................       .48            .60             .48            .61

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

     (2) In the first and third quarters of 1996, the Company and a customer agreed to reduce the tonnage to be delivered in 1996 under a coal supply agreement. As part of these agreed reductions, the customer agreed to make payments to the Company which increased operating revenues in the first and third quarters by $1.1 million and $.8 million, respectively. These agreements increased net income for the first quarter by $.7 million, or $.04 per share on a primary and on a fully diluted basis, and increased net income for the third quarter by $.5 million, or $.03 per share on a primary and on a fully diluted basis.

     (3) In the first quarter of 1996, the Company provided for a restructuring charge of $3.8 million related to restructuring certain support functions at its West Virginia operations and at corporate. The charge reduced net income for the quarter by $2.6 million, or $.14 per share on a primary and on a fully diluted basis.

     (4) In the third quarter of 1995, the actuarial estimate of the Company's accumulated obligation for postretirement health and life insurance benefits was revised. As a result of that revision, postretirement benefit expense was reduced $2.3 million in the third quarter and $2.2 million in the fourth quarter. Those changes increased net income for the third quarter by $1.4 million, or $.08 per share on a primary basis and $.07 on a fully diluted basis, and increased net income for the fourth quarter by $1.3 million, or $.07 per share on a primary and on a fully diluted basis.

     (5) In the fourth quarter of 1995, Ashland Coal and a customer agreed to terminate a coal supply agreement. As part of this termination agreement, the customer agreed to make a payment to the Company, increasing operating revenues by $.9 million and increasing net income for the quarter by $.5 million, or $.03 per share on a primary and on a fully diluted basis.

     (6) The sum of the quarterly earnings per share amounts may not equal earnings per share for the full year, because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common and common equivalent shares outstanding during each period.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in accountants or disagreements with accountants with respect to accounting and financial disclosure during the two most recent fiscal years.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

  Directors of the Registrant

     The following is a list of the Company's directors, their ages and their positions and offices held during the past five years:

     J. A. "Fred" Brothers, Executive Vice President of Ashland Inc. since 1997, Senior Vice President and Group Operating Officer of Ashland Inc. from 1988 to 1997. A Director of Ashland Coal since 1995. Director, Keybank N.A. and The Geon Company (a manufacturer and marketer of vinyl plastics). Age 56.

     Robert A. Charpie, Chairman of Ampersand Ventures, Inc. (a venture capital company); retired in September 1988 as Chairman of the Board of Cabot Corporation; a Director of Ashland Coal since 1988. Director, Champion International Corporation. Age 71.

     Paul W. Chellgren, Chairman of the Board of Ashland Inc. since 1997; Chief Executive Officer of Ashland Inc. since 1996; President of Ashland Inc. since 1992; Chief Operating Officer of Ashland Inc. from 1992 to 1996; Senior Vice President and Chief Financial Officer of Ashland Inc. from 1988 to 1992; Chairman of the Board of Ashland Coal from 1982 to 1992; a Director of Ashland Coal since 1981. Director, Ashland Inc. and PNC Bank Corp. Age 54.

     Thomas L. Feazell, Senior Vice President, General Counsel and Secretary of Ashland Inc. since 1992; Administrative Vice President and General Counsel of Ashland Inc. from 1988 to 1992; a Director of Ashland Coal since 1981. Director, National City Bank of Ashland, Kentucky. Age 60.

     Juan Antonio Ferrando, Director of Carboex International, Ltd.; Senior Vice President, Business Development, Sociedad Espanola de Carbon Exterior, S.A. (a coal supply firm controlled by a Spanish state-owned corporation, and the owner of Carboex) since 1986; during the past five years, has served in a variety of managerial positions in Desarrollo de Operaciones Mineras, S.A. (a coal mining company with operations in Spain and other countries); a Director of Ashland Coal since 1988. Director, Granitos Espanoles, S.A. (a Spanish company which produces and sells granite). Age 55.

     Robert L. Hintz, Chairman of the Board of R. L. Hintz & Associates (a management consulting firm) since 1989; retired in 1988 as Executive Vice President of CSX Corporation. A Director of Ashland Coal since 1993. Director, Reynolds Metals Corporation, Scott & Stringfellow, Inc. and Chesapeake Corporation. Age 66.

     Thomas Marshall, retired in 1995 as Chairman of the Board of Aristech Chemical Corporation, a position he had held from 1986; Chief Executive Officer of Aristech Chemical Corporation from 1986 to 1994; a Director of Ashland Coal since 1995. Director, PNC Bank Corp. and Allegheny Teledyne Incorporated. Age 68.

     William C. Payne, Chairman of the Board of Ashland Coal since 1992; President and Chief Executive Officer and a Director of Ashland Coal since 1987. Age 64.

     J. Marvin Quin, Senior Vice President and Chief Financial Officer of Ashland Inc. since 1992; Administrative Vice President and Treasurer of Ashland Inc. from 1987 to 1992; a Director of Ashland Coal since 1992. Director, Kentucky Electric Steel, Inc. Age 49.

     Robert E. Yancey, Jr., Senior Vice President and Group Operating Officer of Ashland Inc. and President of Ashland Petroleum Company, a division of Ashland Inc. since 1986; a Director of Ashland Coal since 1987. Age 51.

     Except as otherwise indicated, the directors have held the principal occupations described above during the past five years. Ashland Inc. owns approximately 57% of the outstanding shares of common stock of Ashland Coal, assuming conversion of the preferred stock to common stock (see Item 12, Security Ownership of Certain Beneficial Owners and Management).

Executive Officers of the Registrant

     The following is a list of the Company's executive officers, their ages and their positions and offices held during the last five years (Senior Vice Presidents are listed alphabetically):

          William C. Payne, 64, is Chairman of the Board of Directors, and President and Chief Executive Officer, and has served in such capacities since 1992 and 1987, respectively. He has served as a Director since 1987.

          C. Henry Besten, Jr., 49, is Senior Vice President, Marketing, and has served in this capacity since 1990.

          Marc R. Solochek, 50, is Senior Vice President and Chief Financial Officer and has served in these capacities since 1991 and 1985, respectively. He also served as Treasurer from 1983 to 1992.

          Kenneth G. Woodring, 47, is Senior Vice President, Operations, and has served in this capacity since 1989.

          Roy F. Layman, 51, is Administrative Vice President, Law and Human Resources, and Secretary, and has served in these capacities since 1993. From 1990 to 1993, he served as Administrative Vice President, General Counsel, and Secretary.

ITEM 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                                                       ------------------------------
                                                                              AWARDS
                                     ANNUAL COMPENSATION               --------------------   PAYOUTS
                         -------------------------------------------   RESTRICTED             -------
                                                        OTHER ANNUAL     STOCK                 LTIP       ALL OTHER
  NAME AND PRINCIPAL             SALARY      BONUS1     COMPENSATION    AWARD(S)    OPTIONS   PAYOUTS   COMPENSATION4
       POSITION          YEAR      ($)         ($)          ($)           (#)         (#)       ($)          ($)
------------------------------------------------------------------------------------------------------------------
William C. Payne         1996    310,000         -0-         -0-           -0-      30,000     4,202 2       6,300
Chairman                 1995    309,423     163,397         -0-           -0-      15,000       -0-         6,300
President & CEO          1994    294,423     110,000         -0-           -0-      15,000    90,176 3      12,366
Kenneth G. Woodring      1996    237,500         -0-         -0-           -0-      15,000     2,577 2       6,300
Senior Vice President    1995    237,019      86,763         -0-           -0-       7,500       -0-         6,290
                         1994    224,423      64,128         -0-           -0-       7,500    56,783 3       9,426
C. Henry Besten, Jr.     1996    175,000         -0-         -0-           -0-      10,000     1,868 2       6,256
Senior Vice President    1995    174,615      69,180         -0-           -0-       5,000       -0-         6,333
                         1994    164,500      54,177         -0-           -0-       5,000    43,961 3       6,909
Marc R. Solochek         1996    175,000         -0-         -0-           -0-      10,000     1,437 2       6,300
Senior Vice President    1995    174,615      58,680         -0-           -0-       5,000       -0-         5,831
& CFO                    1994    164,500      49,227         -0-           -0-       5,000    34,661 3       4,606
Roy F. Layman            1996    157,500         -0-         -0-           -0-       8,000     1,288 2       6,300
Admin. Vice President    1995    157,211      42,914         -0-           -0-       4,000       -0-         6,300
& Secretary              1994    149,615      34,807         -0-           -0-       4,000    30,998 3       6,284

1 These amounts represent the amount of money earned under the Ashland Coal, Inc. Incentive Compensation Program for Key Employees with respect to the subject year and paid in the immediately succeeding year.

2 This amount represents the amount paid in 1997 for the four years of the 1993-1996 plan cycle under the Ashland Coal, Inc. Performance Unit Plan.

3 This amount represents the amount paid in 1995 for the four years of the 1991-1994 plan cycle under the Ashland Coal, Inc. Performance Unit Plan.

4 These amounts represent contributions by Ashland Coal to the named executive's account under the Ashland Coal, Inc. Employee Thrift Plan. For information concerning supplemental retirement benefits payable to Mr. Payne following retirement, see Employment Contracts and Termination of Employment and Change in Control Arrangements on page 42 of this report.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
---------------------------------------------------------------------------------
                                           % OF                                        POTENTIAL REALIZABLE
                                           TOTAL                                         VALUE AT ASSUMED
                                          OPTIONS                                     ANNUAL RATES OF STOCK
                                        GRANTED TO      EXERCISE                      PRICE APPRECIATION FOR
                            OPTIONS      EMPLOYEES       OR BASE                           OPTION TERM
                            GRANTED      IN FISCAL        PRICE       EXPIRATION      ----------------------
          NAME               (#)1          YEAR          ($/SH)          DATE          5%($)        10%($)
------------------------------------------------------------------------------------------------------------
William C. Payne             30,000         16.6          22.25         3/21/2006      424,318     1,078,251
Kenneth G. Woodring          15,000          8.3          22.25         3/21/2006      212,159       539,125
C. Henry Besten, Jr.         10,000          5.5          22.25         3/21/2006      141,439       359,417
Marc R. Solochek             10,000          5.5          22.25         3/21/2006      141,439       359,417
Roy F. Layman                 8,000          4.4          22.25         3/21/2006      113,151       287,534

1 The options are not exercisable at all during the first year following the February 21, 1996, date of the grant, are exercisable with respect to 50 percent of the underlying shares after the first anniversary date of the grant and until the second anniversary, and are exercisable between the second and third anniversaries of the grant with respect to an additional 25 percent of the underlying shares. After the third anniversary of the date of the grant, the options are exercisable with respect to 100 percent of the underlying shares.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                          SHARES                            OPTIONS AT FY-END(#)                  AT FY-END($)
                       ACQUIRED ON        VALUE        ------------------------------    ------------------------------
        NAME           EXERCISE(#)     REALIZED($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
William C. Payne           4,000           48,500         83,750           41,250           370,937          117,188
Kenneth G. Woodring          -0-              -0-         48,210           20,625           306,080           88,594
C. Henry Besten, Jr.         -0-              -0-         32,750           13,750           151,562           59,062
Marc R. Solochek             -0-              -0-         28,250           13,750           134,937           59,063
Roy F. Layman                -0-              -0-         34,500           11,000           259,750           47,250

                                  PENSION PLAN

     The Ashland Coal, Inc. Pension Plan (Pension Plan) covers certain full-time salaried and hourly employees, including the executives named in the Summary Compensation Table set forth above. To the extent benefits under the qualified Pension Plan would exceed the limits established by Section 415 of the Internal Revenue Code of 1986, as amended (Code), they would be payable under Ashland Coal's Nonqualified Excess Benefit Pension Plan. Similarly, to the extent benefits payable under the qualified Pension Plan are limited by Section 401(a)(17) of the Code, such benefits will be provided to certain employees under Ashland Coal's Benefits Restoration Plan. The following table shows the estimated annual benefits payable to eligible employees under the qualified Pension Plan, the Nonqualified Excess Benefit Plan, and the Benefits Restoration Plan using the benefit formula for salaried employees and assuming continued employment until the normal date of retirement at age 65.

                               PENSION PLAN TABLE

-----------------------------------------------------------------------------
                                      YEARS OF SERVICE
                  -----------------------------------------------------------
 REMUNERATION       15           20           25           30           35
-----------------------------------------------------------------------------
   $100,000       $21,826     $ 29,101     $ 36,377     $ 43,652     $ 50,927
   $125,000       $27,451     $ 36,601     $ 45,752     $ 54,902     $ 64,052
   $150,000       $33,076     $ 44,101     $ 55,127     $ 66,152     $ 77,177
   $175,000       $38,701     $ 51,601     $ 64,502     $ 77,402     $ 90,302
   $200,000       $44,326     $ 59,101     $ 73,877     $ 88,652     $103,427
   $225,000       $49,951     $ 66,601     $ 83,252     $ 99,902     $116,552
   $250,000       $55,576     $ 74,101     $ 92,627     $111,152     $129,677
   $275,000       $61,201     $ 81,601     $102,002     $122,402     $142,802
   $300,000       $66,826     $ 89,101     $111,377     $133,652     $155,927
   $325,000       $72,451     $ 96,601     $120,752     $144,902     $169,052
   $350,000       $78,076     $104,101     $130,127     $156,152     $182,177
   $375,000       $83,701     $111,601     $139,502     $167,402     $195,302

     Remuneration is computed only on annual salary shown in the Summary Compensation Table and excludes all other amounts shown in that table. The benefits set forth in the table above assumes the remuneration set forth is the remuneration during the highest consecutive 36-month period of the final 120-month period prior to retirement. For the purposes of computing the Annual Retirement Benefit payable under the Pension Plan, no more than the annual compensation limit established by the Code may be taken into account. This limit is currently $150,000.

     As of December 31, 1996, Messrs. Payne, Woodring, Besten, Solochek and Layman had credited service in the Pension Plan of 19 years, 18 years and 7 months, 23 years and 9 months, 20 years and 4 months, and 25 years and 5 months, respectively.

     The amounts in the foregoing table are shown on a straight life basis and are not subject to any reductions for Social Security or other benefits received by the participant. The amounts include the pre-January 1987 portion of the benefit vested and annuitized upon termination and re-establishment of the Pension Plan in January 1987. Under the Pension Plan, officers are entitled to benefits on the same basis as other salaried employees. For a complete discussion of the supplemental annual benefits payable upon retirement to William C. Payne under his supplemental retirement benefits agreement, see Employment Contracts and Termination of Employment and Change in Control Arrangements below.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE IN CONTROL ARRANGEMENTS

EMPLOYMENT CONTRACT

     In October 1990, Ashland Coal entered into a supplemental retirement benefits agreement with Mr. Payne (Agreement). Under the Agreement, if Mr. Payne's employment is terminated by Ashland Coal without cause, if he resigns for any reason following a change in control, or if he retires with or without the consent of the Board of Directors of Ashland Coal, then he would receive (on an annual basis) a supplemental benefit equal to 50 percent of his average base compensation plus average incentive compensation paid or accrued under Ashland Coal's Incentive Compensation Plan during the highest 36 months of the final 60-month period of his employment. Benefits payable under the Agreement are reduced by any benefits payable to Mr. Payne under Ashland Coal's Pension Plan, any other qualified defined benefit pension plan maintained by Ashland Coal, the Nonqualified Excess Benefit Pension Plan, and the Benefit Restoration Plan. As a consequence of this Agreement, Mr. Payne's benefits under the Pension Plan, the Nonqualified Excess Benefit Pension Plan, and the Benefit Restoration Plan will be supplemented by approximately $132,700 per year, assuming (1) he retires at age 65, (2) that half of the sum of (A) his average base compensation paid during the highest 36 months of the final 60-month period of his employment and (B) his average incentive compensation paid during the highest 36 months of the final 60 month period of his employment is $223,700, and (3) that his regular benefit under the Pension Plan, the Nonqualified Excess Benefit Pension Plan and the Benefit Restoration Plan, upon retirement at age 65 would be $91,000. Benefits under the Agreement are not prorated based on years of service, and are not payable if Mr. Payne's employment is terminated by Ashland Coal for cause.

SALARY CONTINUATION PLAN

     Ashland Coal has adopted a Salary Continuation Plan pursuant to which each regular, full-time salaried employee (including the executives named in the Summary Compensation Table, but excluding employees covered by collective bargaining agreements, employees of entities in which Ashland Coal has a 50 percent or less ownership interest and certain international employees of Ashland Coal and its subsidiaries) may receive a certain lump sum payment and other benefits if certain conditions are met, and a participant's employment is terminated without cause within two years after the conditions are met. The conditions are that: (1) the Board determines that a "change of control" has occurred; and (2) that the Board of Directors elects to extend the benefits of the plan to the eligible employees. Benefits under the Salary Continuation Plan are determined according to the following schedule:

 LENGTH OF SERVICE             PAYMENT
-------------------    ------------------------
Up to 5 full years     3 months' compensation
6-10 full years        6 months' compensation
11-15 full years       1 year's compensation
                       1 1/2 years'
16-20 full years       compensation
20+ years              2 years' compensation

     As of December 31, 1996, Messrs. Payne, Woodring, Besten, Solochek, and Layman had service under the Salary Continuation Plan of 20, 19, 24, 21 and 26 years, respectively.

                           COMPENSATION OF DIRECTORS

     Nonemployee directors of Ashland Coal during 1996 received an annual retainer of $19,000 and a $1,100 fee for each Board of Directors and Board of Directors committee meeting attended and expenses incurred in attending all such meetings. A director who serves as a chairman of a committee is entitled to receive an additional $2,500 fee per year for each chairmanship held by such director. In addition, directors receive accidental death and dismemberment insurance coverage of $100,000. Messrs. Brothers, Chellgren, Feazell, Quin and Yancey have waived the payment of their fees and retainers, which waiver may be withdrawn at any time. Under the Deferred Compensation Plan for Directors' Fees, a director who is separately compensated for his services on the Board or a committee of the Board may defer all or part of his director's retainer, meeting fees and any per diem compensation for special assignments. A director may elect either to earn interest on deferred amounts based on the prime rate (as quoted by Citibank, N.A. as its prime commercial lending rate on the last day of each calendar quarter) or to have the deferred amounts fluctuate in value based on a hypothetical investment in Ashland Coal common stock. Deferred amounts, plus earnings, are payable in cash to the director, his estate, or beneficiary over such period of time as might be designated by the director, in no event to extend beyond the twentieth anniversary of the termination of his services as a director.

     Messrs. Charpie, Marshall, and Hintz were appointed members of a Special Committee on April 25, 1996, to explore potential structures and tax effects of a possible business combination with Arch. On January 20, 1997, the Board (without the participation of Messrs. Charpie, Marshall, and Hintz) approved a payment of $30,000 to each of Messrs. Charpie, Marshall, and Hintz for their service on the Special Committee.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Personnel and Compensation Committee (P&C Committee) is composed entirely of outside directors and has the responsibility, among other things, for approving Ashland Coal's executive compensation program, except for the grant of stock options. The Key Employee Stock Administration Committee (KESA Committee), which is also composed entirely of outside directors, was responsible for approving grants of stock options under Ashland Coal's 1988 Stock Incentive Plan for Key Employees, and is responsible for approving grants under the 1995 Stock Incentive Plan.

     None of the members of either the P&C Committee or the KESA Committee are officers or employees of Ashland Coal or any of its subsidiaries or former officers or employees of Ashland Coal or any of its subsidiaries. Messrs. Charpie, Yancey, Marshall, and Feazell served on the P&C Committee for all of 1996. Messrs. Hintz, Charpie, and Marshall served on the KESA Committee for all of 1996. Messrs. Feazell and Yancey are employees of Ashland Inc. (see Item 13, Certain Relationships and Related Transactions for further information about the relationship of Ashland Coal with Ashland Inc.).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 28, 1997, unless otherwise noted, concerning ownership of Ashland Coal's outstanding preferred stock, common stock into which preferred stock may be converted (hereinafter referred to as "Equivalents") and outstanding common stock. Except for the Equivalents and the common stock which may be acquired by means of dividend reinvestments under the Ashland Coal Dividend Reinvestment and Stock Purchase Plan in respect of dividends declared to holders of record on a record date after February 28, 1997, the listed persons have no other right to acquire beneficial ownership of common stock of Ashland Coal exercisable within 60 days after February 28, 1997. Common Stock and Equivalents Beneficially Owned and Approximate Percentage of Common Stock and Equivalents are calculated assuming full conversion of the Class B and the Class C preferred stock at the current conversion rate. Ashland Inc. owns common stock and Equivalents representing about 57 percent of the voting power of Ashland Coal, and has the power to elect a majority of the Board of Directors. If the Equivalents are excluded from the computation of Approximate Percentage of Common Stock and Equivalents, Ashland Inc.

owns approximately 55 percent of the common stock. Each stockholder has sole voting and dispositive power with respect to the stock listed next to its or his name unless otherwise noted.
--------------------------------------------------------------------------------

                                                                  COMMON STOCK        APPROXIMATE
                                            PREFERRED STOCK      AND EQUIVALENTS     PERCENTAGE OF
                                             BENEFICIALLY         BENEFICIALLY       COMMON STOCK
            NAME AND ADDRESS                     OWNED                OWNED         AND EQUIVALENTS
---------------------------------------------------------------------------------------------------
Ashland Inc.1                                     150(Class         10,233,189 2           57%
  P. O. Box 391                                      B)
  Ashland, Kentucky 41114
Carboex International, Ltd.3                      100(Class          1,834,600 4           10%
  Bolan House                                        C)
  P. O. Box N-3010
  Nassau, Bahamas
J. A. Brothers1                                     0                    3,159              *
Robert A. Charpie                                   0                   10,000              *
Paul W. Chellgren1                                  0                    5,336 5            *
Thomas L. Feazell1                                  0                      667              *
Juan Antonio Ferrando3                              0                        0              0%
Robert L. Hintz                                     0                    1,000              *
Thomas Marshall                                     0                    2,500              *
William C. Payne                                    0                  127,250 6            *
J. Marvin Quin1                                     0                      500              *
Robert E. Yancey, Jr.1                              0                    1,000              *
Kenneth G. Woodring                                 0                   66,960 7            *
C. Henry Besten, Jr.                                0                   46,452 8            *
Marc R. Solochek                                    0                   39,188 9            *
Roy F. Layman                                       0                   41,769 10           *
All executive officers and directors as a           0                  345,781 11           2%
  group (14 persons )
---------------------------------------------------------------------------------------------------

      1 Messrs. Brothers, Chellgren, Feazell, Quin, and Yancey, directors of
        Ashland Coal, are executive officers of Ashland Inc., and to the extent they may be deemed to be control persons of Ashland Inc., they may be deemed to be beneficial owners of shares owned by Ashland Inc. Each of Messrs. Brothers, Chellgren, Feazell, Quin, and Yancey disclaims beneficial ownership of such stock.

      2 The Class B Preferred Stock is currently convertible at the rate of 18,346 shares of common stock for each share of Class B Preferred Stock. Ashland Inc. is the only holder of Ashland Coal's Class B preferred stock.

      3 Mr. Ferrando, a director of Ashland Coal, is a director of Carboex, and to the extent he may be deemed to be a control person of Carboex, he may be deemed to be a beneficial owner of shares owned by Carboex. Mr. Ferrando disclaims beneficial ownership of such shares.

      4 The common stock equivalent of 100 shares of Class C preferred stock currently convertible at the rate of 18,346 shares of common stock for each share of Class C preferred stock. Carboex is the only holder of Ashland Coal's Class C preferred stock.

      5 Includes 1,067 shares owned by members of Mr. Chellgren's family for which he disclaims beneficial ownership.

      6 Includes 106,250 shares held subject to currently exercisable stock options.

      7 Includes 59,460 shares held subject to currently exercisable stock options.

      8 Includes 4,955 shares, as of December 31, 1996, held by Mr. Besten under
        Ashland Coal's Employee Thrift Plan, which provides participants with voting and investment power with respect to such shares, and 40,250 shares held subject to currently exercisable stock options.

      9 Includes 3,420 shares, as of December 31, 1996, held by Mr. Solochek under Ashland Coal's Employee Thrift Plan, which provides participants with voting and investment power with respect to such shares, and 35,750 shares held subject to currently exercisable stock options.

      10 Includes 27 shares owned by a member of Mr. Layman's family for which Mr. Layman disclaims beneficial ownership, 1,189 shares, as of December 31, 1996, held by Mr. Layman under Ashland Coal's Employee Thrift Plan, which provides participants with voting and investment power with respect to such shares, and 40,500 shares held subject to currently exercisable stock options.

      11 Includes 1,094 shares owned by family members of persons in the group for which such persons disclaim beneficial ownership, 9,564 shares, as of December 31, 1996, held by executive officers under Ashland Coal's Employee Thrift Plan, which provides participants with voting and investment power with respect to such shares, and 282,210 shares held subject to currently exercisable stock options.

     * Represents less than 1 percent of the total number of shares of common stock and Equivalents outstanding.

ITEM 13. Certain Relationships and Related Transactions

     Ashland Coal receives certain services from and provides certain services to Ashland Inc. for which fees are charged between the companies. During 1996, Ashland Coal paid Ashland Inc. $429,000, and Ashland Inc. paid Ashland Coal $1,000 for these services.

     Ashland Coal also has purchased fuel, oil and other products from Ashland Inc. at current market prices using standard purchase orders. Such purchases amounted to $5,525,000 in 1996.

     Ashland Inc. currently guarantees $17.8 million of the Company's coal royalty payments, landlease, and Huntington headquarters office lease obligations.

     By Coal Sales Agency Agreement dated December 12, 1991, as amended on January 26, 1993 and as of January 1, 1995 ("Agency Agreement"), the Company appointed Saarberg and Carboex (collectively, "Sales Agent"), as its exclusive agent for the purpose of selling high-volatile coking coal and PCI product from reserves controlled by Ashland Coal's subsidiaries for use in the steel making process to customers within an area comprised of Europe, several neighboring Mediterranean countries and the former Soviet Union. Ashland Coal agreed to make available for sale pursuant to the Agency Agreement a minimum of 250,000 tons of high volatile coking coal per year. Pursuant to the Agency Agreement, the Sales Agent has certain options to request PCI product in substitution for high volatile coking coal. The Agency Agreement is for a term through December 31, 2000, if certain sales volumes are achieved during the two-year period of calendar 1996 and 1997. During 1996, Ashland Coal paid Carboex $100,000 for its services as agent under the terms of the Agency Agreement.

     During 1996, Ashland Coal had coal sales of approximately $7,000 to Arch. Ashland Inc. owns 50% of Arch's outstanding capital stock, and Arch is currently in merger negotiations with Ashland Coal. See Item 1, Business-Recent Developments on page one of this report.

     Management believes charges between Ashland Coal and Ashland Inc. for services rendered or provided were reasonable, and that the other transactions described above were concluded on terms equivalent to those prevailing among unaffiliated parties.

     Ernst & Young LLP is the independent auditor for Ashland Inc., and Ernst & Young S.A., a Spanish affiliate of Ernst & Young LLP, is the independent auditor for Carboex.

RESTATED SHAREHOLDERS AGREEMENT

     Ashland Inc. and Carboex (together, the Principal Shareholders) and Ashland Coal are parties to a Restated Shareholders Agreement, as amended (Shareholders Agreement), imposing certain restrictions on the disposition of Ashland Coal capital stock held by them. The Shareholders Agreement also binds transferees of the Principal Shareholders and applies to all shares of capital stock of Ashland Coal, including any shares of common stock into which the preferred stock may be converted. The Shareholders Agreement also restricts Ashland Coal's business to coal mining, processing and marketing and related business activities.

     Under the Shareholders Agreement, the Principal Shareholders may dispose of their shares without consent of the other Principal Shareholder in an underwritten public offering; with certain limits, in resales exempt from registration under the Securities Act of 1933 (the "Act") under Rule 144 thereof; or to buyers who with their affiliates would own fewer than 500,000 common shares after the disposition.

REGISTRATION RIGHTS AGREEMENT

     Ashland Coal and the Principal Shareholders are parties to a Registration Rights Agreement, effective on July 1, 1994, pursuant to which Ashland Coal granted to each of the Principal Shareholders "demand" and "piggyback-on-demand" registration rights requiring Ashland Coal to register common stock held by the Principal Shareholders under the Act for sale to the public, as well as certain "incidental" registration rights entitling the Principal Shareholders to register common stock (subject to limitations on the number registered) in offerings by Ashland Coal or other holders of registration rights.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report

                                                                                          PAGE
                                                                                         ------
    (1)  The following consolidated financial statements of Ashland Coal, Inc. and subsidiaries are included in Item 8 at the page indicated:
             Report of Independent Auditors..............................................     19
             Consolidated Statements of Income--Years Ended December 31, 1996, 1995 and
               1994......................................................................     20
             Consolidated Balance Sheets--December 31, 1996 and 1995.....................     21
             Consolidated Statements of Stockholders' Equity--Years Ended December 31,
               1996, 1995 and 1994.......................................................     22
             Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995
               and 1994..................................................................     23
             Notes to Consolidated Financial Statements..................................     24

    (2)  The following consolidated financial statement schedule of Ashland Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:
             II--Valuation and Qualifying Accounts.......................................     53

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)  Exhibits filed as part of this Report are as follows:
             3.1   -    Restated Certificate of Incorporation of the Company, as amended (Exhibit
                        3.1 to Post- Effective Amendment No. 1 to the Company's Registration
                        Statement on Form S-3 dated May 5, 1993, is incorporated herein by reference).
             3.2   -    Amended By-laws of the Company (Exh. 3.4).*
             4.1   -    Amended and Restated Credit Agreement (Credit Agreement) dated as of
                        November 15, 1994, among Ashland Coal, Inc., the Banks listed therein,
                        Bank of America Illinois, Morgan Guaranty Trust Company of New York,
                        National Westminster Bank PLC, The First National Bank of Chicago and PNC
                        Bank, National Association as Agents (Exh. 4.1).***
             4.2   -    Note Agreement dated as of September 15, 1990 (September 15, 1990, Note
                        Agreement), among Ashland Coal, Inc. and the Purchasers named in Schedule
                        I thereto relating to the Company's $100,000,000 9.78% Senior Notes due
                        September 15, 2000 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on November 13, 1990, and incorporated herein by reference).
             4.3   -    First Amendment Agreement dated as of May 15, 1991, to the September 15,
                        1990, Note Agreement (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
             4.4   -    Second Amendment Agreement dated as of March 1, 1993, to the September 15,
                        1990, Note Agreement. (Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
             4.5   -    Third Amendment Agreement dated as of January 26, 1995, to the September
                        15, 1990, Note Agreement (Exh. 4.5).***

             4.6   -    Composite conformed copy of Note Agreement dated as of May 15, 1991 (May
                        15, 1991, Note Agreement), among the Company and the Purchasers named in
                        Schedule I thereto relating to the Company's $22,100,000 8.92% Senior
                        Notes due May 15, 1996, and $52,900,000 9.66% Senior Notes due May 15,
                        2006 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on
                        August 12, 1991, and incorporated herein by reference).
             4.7   -    First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991,
                        Note Agreement. (Exhibit 4.8 to the Company's Form 10-K for the year ended
                        December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
             4.8   -    Second Amendment Agreement dated as of January 26, 1995, to the May 15,
                        1991, Note Agreement (Exh. 4.8).***
             4.9   -    Restated Shareholders Agreement among Ashland Inc. (formerly Ashland Oil,
                        Inc. and hereafter referred to as Ashland), Saarberg Coal International
                        GmbH (SCI), a predecessor to Saarbergwerke AG (Saarberg), Carboex
                        International, Ltd. (Carboex) and the Company dated December 12, 1991
                        (Exhibit 4.3 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            4.10   -    Amendment to Restated Shareholders Agreement dated August 6, 1993, among
                        Ashland, Saarberg, Carboex and the Company (Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q dated August 16, 1993, is incorporated herein by reference).
            4.11   -    Stockholder Agreement, dated as of April 2, 1992, among the United
                        Company, United Affiliates Corporation (UAC), James W. McGlothlin, W. W.
                        McGlothlin, N. D. Street, Charles T. Carter and the Company (Exhibit 4.4
                        to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
            4.12   -    Registration Rights Agreement dated as of August 2, 1993, among the
                        Company, Ashland, Saarberg and Carboex (Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q dated August 13, 1993, is incorporated herein by reference).
            10.1   -    Restated Coal Off-Take Agreement among Saarberg (legal successor to SCI),
                        Carboex and the Company (Exhibit 10.1 to the Company's Form 8-K dated
                        April 6, 1992, is incorporated herein by reference).
            10.2   -    Lease between Little Coal Land Company and Ashland Land & Development Co.,
                        a wholly owned subsidiary of the Company, which was merged into Allegheny
                        Land Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
            10.3   -    Agreement of Lease dated January 1, 1988, between Courtney Company and
                        Allegheny Land Company (legal successor by merger with Allegheny Land Co.
                        No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company (Exhibit 10.3 to the
                        Company Form 10-K for the year ended December 31, 1995, filed with the SEC on March 6, 1996, is incorporated herein by reference).
            10.4   -    Lease Agreement between Consolidation Coal Company and Addington Brothers
                        Mining, Inc., an independent operating subsidiary of the Company that subsequently changed its name to Saarcar Coal, Inc. and assigned the lease to Mountaineer Land Company, a subsidiary of the Company (Exh. 10.13).*
            10.5   -    Lease between Dickinson Properties, Inc., the Southern Land Company, and
                        F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet
                        Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                        10.14).*
            10.6   -    Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to
                        Hobet Mining, Inc. (Exh. 10.15).*

            10.7   -    Lease between James O. Cole, et al., and Hobet Mining & Construction Co.,
                        Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*
            10.8   -    Lease between Island Creek Coal Company and Hobet Mining & Construction
                        Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*
            10.9   -    Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining
                        & Construction Co., Inc., an independent operating subsidiary of the
                        Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                        10.22).*
           10.10   -    Lease and Modification Agreement between Horse Creek Coal Land Company,
                        Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to
                        Hobet Mining, Inc. (Exh. 10.24).*
           10.11   -    Lease Agreement between C. C. Lewis Heirs Limited Partnership and
                        Allegheny Land Company, a wholly owned subsidiary of the Company (Exh.
                        10.25).*
           10.12   -    Sublease between F. B. Nutter, Sr., et al., and Hobet Mining &
                        Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
           10.13   -    Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc.
                        (successor by merger with Dal-Tex Coal Corporation) as lessee and UAC and
                        Phoenix Coal Corporation, as lessors, and related Company Guarantee
                        (Exhibit 10.2 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
           10.14   -    Amended and restated 1988 Stock Incentive Plan for Key Employees of
                        Ashland Coal, Inc. and its subsidiaries.****
           10.15   -    Ashland Coal, Inc. Performance Unit Plan (Exh. 10.15).*
           10.16   -    Ashland Coal, Inc. ERISA Forfeiture Plan, as amended (Exh. 10.16).***
           10.17   -    Amended and restated Ashland Coal, Inc. Deferred Compensation Plan for Key
                        Employees.****
           10.18   -    Ashland Coal, Inc. Incentive Compensation Program for Key Employees, as
                        amended (Exh. 10.18).***
           10.19   -    Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
           10.20   -    Lease dated as of October 1, 1987, between Pocahontas Land Corporation and
                        Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company
                        (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
           10.21   -    Consent, Assignment of Lease and Guaranty dated January 24, 1990, among
                        Pocahontas Land Corporation, Mingo Logan Coal Company, Mountain Gem Land,
                        Inc. and Ashland Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
           10.22   -    Letter Agreement dated November 20, 1990, between the Company and William
                        C. Payne regarding certain supplemental retirement benefits of Mr. Payne
                        (Exhibit 10.33).**
           10.23   -    Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for
                        Directors' Fees (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, filed with the SEC on March 30, 1994, and incorporated herein by reference).
           10.24   -    Coal Sales Agency Agreement dated December 12, 1991 (Met Coal Agreement), among the Company, Saarberg and Carboex (Exhibit 10.31 to the Company's
                        Form 10-K for the year ended December 31, 1991, filed with the SEC on
                        March 4, 1992, and incorporated herein by reference).

           10.25   -    Amendment to Met Coal Agreement dated January 26, 1993 (Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on March 25, 1993, and incorporated herein by reference).
           10.26   -    Form of Agreement between the directors of the Company and the Company providing for indemnification of such directors by the Company to the extent permitted by Delaware law (Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q filed May 11, 1994, is incorporated herein by reference).
           10.27   -    Form of Agreement between certain officers of the Company providing for indemnification of such officers by the Company to the extent permitted by
                        Delaware law (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                        filed May 11, 1994, is incorporated herein by reference).
           10.28   -    Sales Agency Agreement (Carboex Agency Agreement) dated as of February 27,
                        1982, between the Company and Carboex (Exh. 10.28).***
           10.29   -    Coal Purchasing Services Agreement dated as of February 1, 1983, between
                        Carboex and the Company (Exh. 10.31).***
           10.30   -    Ashland Coal, Inc. Benefit Restoration Plan (Exh. 10.32).***
           10.31   -    Amended and Restated 1995 Stock Incentive Plan for Key Employees of
                        Ashland Coal, Inc. and its subsidiaries.****
           10.32   -    Coal Lease Agreement dated March 1, 1993, between Oglebay Norton Company and Allegheny Land Company (successor to Allegheny Land Company No. 2) a first-tier subsidiary of the Company (Exhibit 10.2 to the Company's
                        Quarterly Report on Form 10-Q filed August 10, 1995, is incorporated herein by reference).
              11   -    Statement re Computation of Per Share Earnings****
              21   -    Subsidiaries of the Company****
            23.1   -    Consent of Independent Auditors****
            23.2   -    Consent of Mining and Geological Consultants****
              24   -    Power of Attorney****
              27   -    Financial Data Schedule****
            99.1   -    Letter Agreement dated as of March 27, 1995, relating to the rights and
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

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed October 10, 1996, to report that Ashland Coal and Arch Mineral Corporation had resumed discussions of options for combining the companies.

                                                                     SCHEDULE II

                      ASHLAND COAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO                     BALANCE AT
                                             BEGINNING     COSTS AND                        END OF
               DESCRIPTION                    OF YEAR       EXPENSES     DEDUCTIONS(1)       YEAR
------------------------------------------   ----------    ----------    -------------    ----------
Year Ended December 31, 1996
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................    $  7,865       $   --         $ 1,538        $  6,327
     Property, Plant, and Equipment.......         324        1,000              --           1,324
     Other Assets--Other
       Notes and Accounts Receivable......         230           --             230              --
       Prepaid Rent.......................         228            2             230              --
     Current Assets--Supplies Inventory...          --          203              --             203
Year Ended December 31, 1995
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................    $ 21,884       $1,000         $15,019        $  7,865
     Property, Plant, and Equipment.......       1,379           --           1,055             324
     Other Assets--Other
       Notes and Accounts Receivable......       8,195           --           7,965             230
       Prepaid Rent.......................         204           24              --             228
     Current Assets--Other Receivables....       1,220           --           1,220              --
Year Ended December 31, 1994
  Reserves Deducted from Asset Accounts
     Prepaid Royalties....................    $ 22,062       $1,181         $ 1,359        $ 21,884
     Property, Plant, and Equipment.......       1,713          100             434           1,379
     Other Assets--Other
       Notes and Accounts Receivable......       8,189            6              --           8,195
       Prepaid Rent.......................         180           24              --             204
     Current Assets--Other Receivables....       1,220           --              --           1,220

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

                                         ASHLAND COAL, INC.
                                         (Registrant)

                                         By: /S/ MARC R. SOLOCHEK
                                             -----------------------------
                                                 Marc R. Solochek
                                              Senior Vice President and
                                                Chief Financial Officer

                                         Date: March 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 1997.

                SIGNATURES                                         CAPACITY
--------------------------------------          ---------------------------------------------

    By: /S/ WILLIAM C. PAYNE                     Chairman of the Board, President and Chief
        ----------------------                   Executive
            William C. Payne                     Officer and Director

    By: /S/ MARC R. SOLOCHEK                     Senior Vice President and Chief Financial
        ----------------------                   Officer
            Marc R. Solochek

    By: /S/ WILLIAM M. GERRICK                   Controller and Principal Accounting Officer
        ----------------------
            William M. Gerrick

Paul W. Chellgren                                Director
Robert E. Yancey, Jr.                            Director
Thomas L. Feazell                                Director
Juan Antonio Ferrando                            Director          By: /S/ ROY F. LAYMAN
Robert L. Hintz                                  Director              -------------------
J. Marvin Quin                                   Director                  Roy F. Layman
Thomas Marshall                                  Director                  As Attorney-in-Fact
John A. Brothers                                 Director
Robert A. Charpie                                Director


     ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM C. PAYNE, MARC R. SOLOCHEK, AND ROY F. LAYMAN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            EXHIBIT TITLE
-------         ----------------------------------------------------------------------------------
   3.1     -    Restated Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to
                Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-3
                dated May 5, 1993, is incorporated herein by reference).
   3.2     -    Amended By-laws of the Company (Exh. 3.4).*
   4.1     -    Amended and Restated Credit Agreement (Credit Agreement) dated as of November 15,
                1994, among Ashland Coal, Inc., the Banks listed therein, Bank of America
                Illinois, Morgan Guaranty Trust Company of New York, National Westminster Bank
                PLC, The First National Bank of Chicago and PNC Bank, National Association as
                Agents (Exh. 4.1).***
   4.2     -    Note Agreement dated as of September 15, 1990 (September 15, 1990, Note
                Agreement), among Ashland Coal, Inc. and the Purchasers named in Schedule I thereto relating to the Company's $100,000,000 9.78% Senior Notes due September
                15, 2000 (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on
                November 13, 1990, and incorporated herein by reference).
   4.3     -    First Amendment Agreement dated as of May 15, 1991, to the September 15, 1990,
                Note Agreement (filed as an Exhibit to the Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
   4.4     -    Second Amendment Agreement dated as of March 1, 1993, to the September 15, 1990,
                Note Agreement. (Exhibit 4.6 to the Company's Form 10-K for the year ended
                December 31, 1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
   4.5     -    Third Amendment Agreement dated as of January 26, 1995, to the September 15, 1990,
                Note Agreement (Exh. 4.5).***
   4.6     -    Composite conformed copy of Note Agreement dated as of May 15, 1991 (May 15, 1991,
                Note Agreement), among the Company and the Purchasers named in Schedule I thereto relating to the Company's $22,100,000 8.92% Senior Notes due May 15, 1996, and
                $52,900,000 9.66% Senior Notes due May 15, 2006 (filed as an Exhibit to the
                Company's Form 10-Q filed with the SEC on August 12, 1991, and incorporated herein by reference).
   4.7     -    First Amendment Agreement dated as of March 1, 1993, to the May 15, 1991, Note
                Agreement. (Exhibit 4.8 to the Company's Form 10-K for the year ended December 31,
                1992, filed with the SEC on March 23, 1993, is incorporated herein by reference).
   4.8     -    Second Amendment Agreement dated as of January 26, 1995, to the May 15, 1991, Note
                Agreement (Exh. 4.8).***
   4.9     -    Restated Shareholders Agreement among Ashland Inc. (formerly Ashland Oil, Inc. and hereafter referred to as Ashland), Saarberg Coal International GmbH (SCI), a
                predecessor to Saarbergwerke AG (Saarberg), Carboex International, Ltd. (Carboex)
                and the Company dated December 12, 1991 (Exhibit 4.3 to the Company's Form 8-K
                dated April 6, 1992, is incorporated herein by reference).
  4.10     -    Amendment to Restated Shareholders Agreement dated August 6, 1993, among Ashland,
                Saarberg, Carboex and the Company (Exhibit 4.1 to the Company's Quarterly Report
                on Form 10-Q dated August 16, 1993, is incorporated herein by reference).
  4.11     -    Stockholder Agreement, dated as of April 2, 1992, among the United Company, United
                Affiliates Corporation (UAC), James W. McGlothlin, W. W. McGlothlin, N. D. Street,
                Charles T. Carter and the Company (Exhibit 4.4 to the Company's Form 8-K dated
                April 6, 1992, is incorporated herein by reference).
  4.12     -    Registration Rights Agreement dated as of August 2, 1993, among the Company,
                Ashland, Saarberg and Carboex (Exhibit 4.1 to the Company's Quarterly Report on
                Form 10-Q dated August 13, 1993, is incorporated herein by reference).

EXHIBIT
NUMBER                                            EXHIBIT TITLE
-------         ----------------------------------------------------------------------------------
  10.1     -    Restated Coal Off-Take Agreement among Saarberg (legal successor to SCI), Carboex and the Company (Exhibit 10.1 to the Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
  10.2     -    Lease between Little Coal Land Company and Ashland Land & Development Co., a
                wholly owned subsidiary of the Company, which was merged into Allegheny Land
                Company, a wholly owned subsidiary of the Company (Exh. 10.11).*
  10.3     -    Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny
                Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company (Exhibit 10.3 to the Company Form 10-K for
                the year ended December 31, 1995, filed with the SEC on March 6, 1996, is incorporated herein by reference).
  10.4     -    Lease Agreement between Consolidation Coal Company and Addington Brothers Mining,
                Inc., an independent operating subsidiary of the Company that subsequently changed its name to Saarcar Coal, Inc. and assigned the lease to Mountaineer Land Company, a subsidiary of the Company (Exh. 10.13).*
  10.5     -    Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B.
                Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining &
                Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.14).*
  10.6     -    Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc.
                (Exh. 10.15).*
  10.7     -    Lease between James O. Cole, et al., and Hobet Mining & Construction Co., Inc., an
                independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.18).*
  10.8     -    Lease between Island Creek Coal Company and Hobet Mining & Construction Co., Inc.,
                an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.19).*
  10.9     -    Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining &
                Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.22).*
 10.10     -    Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                10.24).*
 10.11     -    Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land
                Company, a wholly owned subsidiary of the Company (Exh. 10.25).*
 10.12     -    Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co.,
                Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.27).*
 10.13     -    Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc.
                (successor by merger with Dal-Tex Coal Corporation) as lessee and UAC and Phoenix
                Coal Corporation, as lessors, and related Company Guarantee (Exhibit 10.2 to the
                Company's Form 8-K dated April 6, 1992, is incorporated herein by reference).
 10.14     -    Amended and restated 1988 Stock Incentive Plan for Key Employees of Ashland Coal,
                Inc. and its subsidiaries.****
 10.15     -    Ashland Coal, Inc. Performance Unit Plan (Exh. 10.15).*
 10.16     -    Ashland Coal, Inc. ERISA Forfeiture Plan, as amended (Exh. 10.16).***

EXHIBIT
NUMBER                                            EXHIBIT TITLE
-------         ----------------------------------------------------------------------------------
 10.17     -    Amended and restated Ashland Coal, Inc. Deferred Compensation Plan for Key
                Employees.****
 10.18     -    Ashland Coal, Inc. Incentive Compensation Program for Key Employees, as amended
                (Exh. 10.18).***
 10.19     -    Ashland Coal, Inc. Nonqualified Excess Benefit Pension Plan (Exh. 10.59).*
 10.20     -    Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo
                Logan Collieries Company whose name is now Mingo Logan Coal Company (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
 10.21     -    Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas
                Land Corporation, Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland
                Coal, Inc. (Exhibit 10.4 to Amendment No. 1 filed with the SEC on February 14,
                1990, to the Company's Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).
 10.22     -    Letter Agreement dated November 20, 1990, between the Company and William C. Payne regarding certain supplemental retirement benefits of Mr. Payne (Exhibit 10.33).**
 10.23     -    Ashland Coal, Inc. Amended and Restated Deferred Compensation Plan for Directors'
                Fees (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31,
                1993, filed with the SEC on March 30, 1994, and incorporated herein by reference).
 10.24     -    Coal Sales Agency Agreement dated December 12, 1991 (Met Coal Agreement), among the Company, Saarberg and Carboex (Exhibit 10.31 to the Company's Form 10-K for
                the year ended December 31, 1991, filed with the SEC on March 4, 1992, and incorporated herein by reference).
 10.25     -    Amendment to Met Coal Agreement dated January 26, 1993 (Exhibit 10.29 to the
                Company's Form 10-K for the year ended December 31, 1992, filed with the SEC on
                March 25, 1993, and incorporated herein by reference).
 10.26     -    Form of Agreement between the directors of the Company and the Company providing for indemnification of such directors by the Company to the extent permitted by
                Delaware law (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed
                May 11, 1994, is incorporated herein by reference).
 10.27     -    Form of Agreement between certain officers of the Company providing for indemnification of such officers by the Company to the extent permitted by
                Delaware law (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed
                May 11, 1994, is incorporated herein by reference).
 10.28     -    Sales Agency Agreement (Carboex Agency Agreement) dated as of February 27, 1982, between the Company and Carboex (Exh. 10.28).***
 10.29     -    Coal Purchasing Services Agreement dated as of February 1, 1983, between Carboex and the Company (Exh. 10.31).***
 10.30     -    Ashland Coal, Inc. Benefit Restoration Plan (Exh. 10.32).***
 10.31     -    Amended and Restated 1995 Stock Incentive Plan for Key Employees of Ashland Coal,
                Inc. and its subsidiaries.****
 10.32     -    Coal Lease Agreement dated March 1, 1993, between Oglebay Norton Company and
                Allegheny Land Company (successor to Allegheny Land Company No. 2) a first-tier subsidiary of the Company (Exhibit 10.2 to the Company's Quarterly Report on Form
                10-Q filed August 10, 1995, is incorporated herein by reference).
    11     -    Statement re Computation of Per Share Earnings****
    21     -    Subsidiaries of the Company****
  23.1     -    Consent of Independent Auditors****
  23.2     -    Consent of Mining and Geological Consultants****
    24     -    Power of Attorney****

EXHIBIT
NUMBER                                            EXHIBIT TITLE
-------         ----------------------------------------------------------------------------------
    27     -    Financial Data Schedule****
  99.1     -    Letter Agreement dated as of March 27, 1995, relating to the rights and
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