Form 10-Q
period 1997-03-31
ASHLAND COAL INC
filed 1997-05-01
CIK 833890

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-Q

   [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1997

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

At April 28, 1997, there were 13,520,952 shares of registrant's common stock outstanding.

                    Part I - Financial Information

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                        March 31    December 31
                                          1997         1996
                                      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents              $11,396         $834
  Trade accounts receivable               68,676       56,743
  Other receivables                        6,447        6,260
  Inventories                             40,366       41,394
  Prepaid royalties                       16,829       17,525
  Deferred income taxes                    2,161        2,187
  Other                                    2,666        2,177
                                         148,541      127,120
OTHER ASSETS
  Prepaid royalties                       73,393       61,040
  Coal supply agreements                  26,675       27,712
  Other                                   13,316       14,355
                                         113,384      103,107
PROPERTY, PLANT, AND EQUIPMENT
  Cost                                   915,346      917,423
  Less accumulated depreciation and
   amortization                          352,597      342,573
                                         562,749      574,850
                                        $824,674     $805,077
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                       $52,202      $37,544
  Accrued expenses                        29,670       30,599
  Income taxes payable                     4,305          761
  Current portion of debt                 40,762       41,000
                                         126,939      109,904
LONG-TERM DEBT                           128,609      135,339
ACCRUED POSTRETIREMENT BENEFITS
  OTHER THAN PENSION                      83,503       82,464
OTHER LONG-TERM LIABILITIES               55,206       55,221
DEFERRED INCOME TAXES                     15,923       17,857

STOCKHOLDERS' EQUITY
  Convertible preferred stock             67,841       67,841
  Common stock                               138          138
  Paid-in capital                        109,689      109,689
  Retained earnings                      242,262      232,060
  Treasury stock, at cost                 (5,436)      (5,436)
                                         414,494      404,292
                                        $824,674     $805,077

See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                                Three Months Ended March 31
                                     1997            1996
REVENUES
  Coal sales                       $163,104        $139,193
  Operating revenues                  3,504           4,131
                                    166,608         143,324
COSTS AND EXPENSES
  Cost of coal sold                 136,627         126,731
  Operating expenses                  3,952           2,397
  Selling, general, and
   administrative expenses            7,303           7,980
                                    147,882         137,108
     OPERATING INCOME                18,726           6,216

OTHER INCOME (EXPENSE)
  Interest income                        72              14
  Interest expense                   (4,034)         (4,798)
     INCOME BEFORE INCOME TAXES      14,764           1,432

Income tax expense (benefit)          2,480             (83)

     NET INCOME                     $12,284          $1,515

Earnings per common share
  Primary                              $.67            $.07
  Fully diluted                        $.65            $.07

Dividends declared per common share   $.115           $.115


See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                Three Months Ended March 31
                                     1997            1996
OPERATING ACTIVITIES
 Net income                         $12,284          $1,515
 Adjustments to reconcile to cash
  provided by operating activities:
   Depreciation and amortization of
    property, plant, and equipment   18,060          16,910
   Other amortization                 1,453           1,353
   Prepaid royalties expensed         6,162           5,070
   Deferred income taxes             (1,910)         (2,023)
   (Gain) loss on disposition of
     assets                           2,108            (636)
   Partnership costs in excess of
    cash advances                       165             157
   Changes in operating assets and
    liabilities                      (7,570)          3,593
           CASH PROVIDED BY
            OPERATING ACTIVITIES     30,752          25,939

INVESTING ACTIVITIES
 Property, plant, and equipment:
   Purchases                        (10,853)        (14,445)
   Proceeds from sales                  260             920
 Advances on prepaid royalties         (518)         (2,446)
           CASH USED IN
            INVESTING ACTIVITIES    (11,111)        (15,971)

FINANCING ACTIVITIES
 Proceeds from borrowings            36,891         287,405
 Payments on borrowings             (43,888)       (294,949)
 Dividends paid                      (2,082)         (2,080)
 Proceeds from sale of common stock      -              338
 Purchase of common stock                -           (1,395)
           CASH USED IN
            FINANCING ACTIVITIES     (9,079)        (10,681)

Increase (decrease) in cash and
 cash equivalents                    10,562            (713)
Cash and cash equivalents at
 beginning of year                      834           1,752

Cash and cash equivalents at end
 of period                          $11,396          $1,039




See notes to condensed consolidated financial statements.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)


NOTE A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Annual Report of Ashland Coal, Inc. (Ashland Coal or the Company) on Form 10-K for the year ended December 31, 1996. Results of operations for the period ended March 31, 1997, are not necessarily indicative of results to be expected for the year ending December 31, 1997.


NOTE B - PROPOSED MERGER

Ashland Coal and Arch Mineral Corporation (Arch) have signed a definitive agreement to merge the two companies in a tax-free reorganization, which will be accounted for as a purchase by Arch. After the merger, Ashland Coal and Arch stockholders will hold approximately 48 percent and 52 percent of the combined company, respectively. Consummation of the merger , which is subject to approval by Ashland Coal's stockholders, is expected to occur about June 30, 1997.


NOTE C - INVENTORIES

 Inventories are comprised of the following:

                           March 31, 1997   December 31, 1996
                                    (In thousands)
 Coal                           $21,821          $22,320
 Supplies                        18,545           19,074
                                $40,366          $41,394


NOTE D - DEBT

Debt consists of the following:

                           March 31, 1997   December 31, 1996
                                 (In thousands)
9.78% senior unsecured notes,
 payable in four equal annual
 installments beginning
 September 15, 1997            $100,000          $100,000
9.66% senior unsecured notes,
 payable in six equal annual
 installments beginning
 May 15, 2001                    52,900            52,900
Indebtedness to banks under
 revolving credit agreement      15,000            15,000
Indebtedness to banks under
 lines of credit                     -              6,261
Other                             1,471             2,178
                                169,371           176,339
 Less current portion            40,762            41,000
 Long-term debt                $128,609          $135,339

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E - CHANGE IN ESTIMATE AND NONRECURRING REVENUES AND
EXPENSES

Cost of coal sold in 1997 was reduced by $1.4 million by a change in the estimate of the Company's liability for postmining reclamation and mine closure. Operating expenses in 1997 include a charge of $2.1 million related to an idled processing facility. A payment of $1.1 million was received from a customer in the quarter ended March 31, 1996, for an agreed reduction of 1996 deliveries under a sales contract and is included in operating revenues. Costs and expenses in 1996 include a charge of $3.8 million for restructuring.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE F - COMPUTATION OF EARNINGS PER SHARE

                                Three Months Ended March 31
                                  1997               1996
                           (In thousands, except per share data)

Net income                       $12,284             $1,515
Less: Common stock dividends       1,555              1,553
   Preferred stock dividends         699                701
Undistributed earnings (loss)    $10,030              $(739)

Primary
 Average shares and equivalents
 outstanding:
  Shares outstanding              13,518             13,522
  Shares issuable upon
   Conversion of preferred stock   4,587              4,587
     Exercise of stock options        57                 23
   Total                          18,162             18,132

 Per share amounts:
  Undistributed earnings (loss)     $.55              $(.05)
  Dividends (except preference
   dividends)                        .12                .12
   Net income                       $.67              $ .07

Fully Diluted
 Average shares and equivalents
 outstanding:
  Shares outstanding              13,518             13,522
  Shares issuable upon
   Conversion of preferred stock   5,212              5,212
     Exercise of stock options        57                 30
   Total                          18,787             18,764

 Per share amounts:
  Undistributed earnings (loss)     $.53              $(.05)
  Dividends (except preference
   dividends)                        .12                .12
   Net income                       $.65               $.07 <F1>

<F1>  Because the calculation of primary earnings per share
yields a more dilutive result, that amount is shown here.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 on December 31, 1997, and at that time will present recomputed earnings per share (EPS) for all prior periods using the methodology specified by SFAS 128. Although the Company has not yet determined the full effect of SFAS 128, it believes that basic EPS as computed under SFAS 128 will be somewhat greater than primary EPS as computed under the prior accounting rules. Basic EPS excludes the dilutive effect of common stock equivalents (such as stock options awarded to the Company's employees), but primary EPS includes that effect. In addition, the Company's convertible preferred stock will be less dilutive under SFAS 128 than under the prior rules. The Company also believes that diluted EPS computed in accordance with SFAS 128 will be slightly higher than fully diluted EPS as computed under the prior accounting rules.

ASHLAND COAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE G - CONTINGENCIES

Ashland Coal is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $1.8 million (included in other long-term liabilities) and believes that probable insurance recoveries of $.5 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.5 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

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

Results of Operations

Quarter Ended March 31, 1997, Compared
  to Quarter Ended March 31, 1996

Net income for the quarter ended March 31, 1997, was $12.3 million, compared to net income of $1.5 million for the quarter ended March 31, 1996.

Gross profit on coal sales (selling price less cost of sales) on a per-ton basis increased significantly in the current quarter from the low level experienced in the quarter ended March 31, 1996, in spite of a 4% decline in average selling price. Average cost per ton was reduced by nearly 12% and sales volume increased 22%, to 6.4 million tons. The lower average selling price reflects the lower prices obtained on the additional tonnage sold. Average cost per ton in the 1996 quarter was adversely affected by $3.1 million of charges related to the Company's restructuring program, by the effects of severe winter weather on production at the Company's large surface mines in West Virginia, and by localized unfavorable geologic conditions at one of those surface mines. Costs were favorably affected in the current quarter by operational changes implemented during 1996, primarily the relocation of a large dragline from the Hobet 07 complex to the Dal-Tex complex. That relocation and other factors permitted the increase in production that made the increase in sales volume possible. Because the Company's fixed costs did not increase significantly from the 1996 quarter and because fixed costs are a significant part of the Company's total costs, the additional production in the current quarter was achieved at a low incremental cost. In addition, costs were reduced in the quarter ended March 31, 1997, by a reduction of approximately $1.4 million in the estimate of the Company's liability for postmining reclamation and mine closure.

Operating revenues declined slightly because of changes in several categories. Included in operating revenues in the quarter ended March 31, 1996, was a $1.1 million payment received for an agreed reduction of 1996 deliveries under a sales contract.

Operating expenses increased $1.6 million principally because of a charge of $2.1 million in the current quarter related to an idled processing facility.

Selling, general, and administrative expenses declined $.7 million largely because of restructuring charges of $.7 million recorded in the quarter ended March 31, 1996. Interest expense decreased $.8 million because of lower average debt levels.

Income tax expense rose $2.6 million from a near-zero level for the quarter ended March 31, 1996. That increase reflects both higher profitability and a higher estimated effective tax rate for 1997. The estimated effective tax rate for 1997 reflects higher projected profitability coupled with the effects of percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

Balance Sheets

The balance of trade accounts receivable at March 31, 1997, was $11.9 million greater than the balance at December 31, 1996, primarily because of a higher level of sales in March 1997 than in December 1996. The actual level of trade receivables at any date is dependent upon the specific customer accounts active at that date and the payment terms for those accounts. Currently, the balance of trade receivables represents approximately five weeks of sales. All significant customer accounts are being paid within credit terms.

ASHLAND COAL, INC. AND SUBSIDIARIES

The noncurrent balance of prepaid royalties increased $12.4 million from the balance at December 31, 1996. This increase reflects an annual royalty payment of $16 million due at the end of March 1997. The amount of the payment was included in accounts payable at March 31, 1997, and was primarily responsible for the increase of $14.7 million in accounts payable.

Outlook

Ashland Coal and Arch have signed a definitive agreement to merge the two companies in a tax-free reorganization, which will be accounted for as a purchase by Arch. After the merger, Ashland Coal and Arch stockholders will hold approximately 48 percent and 52 percent of the combined company, respectively. Consummation of the merger , which is subject to approval by Ashland Coal's stockholders, is expected to occur about June 30, 1997.

Increased production at Hobet 21 and Dal-Tex will permit the Company to increase its sales volume significantly in 1997 from the 1996 level. The move of the dragline at the Hobet 21 complex across the Mud River was completed early in January 1997. This move, to an area with lower overburden ratios than those experienced during most of 1996, is anticipated to result in higher production at a lower cost per ton, but the move did not have a significant effect on the first quarter because of start-up problems in the new area, which have now been resolved. The overland conveyor system at the complex is being extended and upgraded at a cost of $10.5 million. The work is expected to be completed in the third quarter of 1997, and to reduce costs.

As a result of dragline operations at Dal-Tex, Dal-Tex production has been increased significantly and cost per ton has been significantly reduced. The Company expects somewhat higher costs at Dal-Tex and at the Mingo Logan complex over the remainder of 1997, but expects that those increases will be offset by cost reductions at Hobet 21. The Company's expectations for continued high production levels and low costs at Dal-Tex and for increased production and lower cost per ton at Hobet 21 assume timely completion of improvements, no unanticipated labor or transportation disruptions, or major equipment problems, and the absence of certain other operational, geologic, and weather-related factors that can adversely affect production.
See "Factors Routinely Affecting Results of Operations" below.

In addition to the operational improvements at Hobet 21 and Dal-Tex, 1997 results should reflect the full benefit of the operational restructuring that occurred in 1996.

Ashland Coal anticipates that its effective tax rate for 1997 will approximate 17%, reflecting the Company's level of profitability and the level of percentage depletion. The Company currently expects to be able to continue to recognize all of the alternative minimum tax credits it generates.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 on December 31, 1997, and at that time will present recomputed earnings per share (EPS) for all prior periods using the methodology specified by SFAS 128. Although the company has not yet determined the full effect of SFAS 128, it believes that basic EPS as computed under SFAS 128 will be somewhat greater than primary EPS as computed under the prior accounting rules. Basic EPS excludes the dilutive effect of common stock equivalents (such as stock options awarded to the Company's employees), but primary EPS includes that effect. In addition, the Company's convertible preferred stock will be less dilutive under SFAS 128 than under the prior rules. The Company also believes that diluted EPS computed in accordance with SFAS 128 will be slightly higher than fully diluted EPS as computed under the prior accounting rules.

ASHLAND COAL, INC. AND SUBSIDIARIES

Prices for Company coal sold in the spot market in the first quarter of 1997 were higher than such prices in the last quarter
of 1996.   However, because of its level of spot and contract
commitments for the balance of 1997, the Company does not expect that changes in spot prices during the balance of 1997 would have a material effect on the Company's results of operations.

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the employees of Hobet Mining, Inc. (Hobet) represented by the United Mine Workers of America (UMWA), provided for wage increases totalling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels and certain benefits under the Wage Agreement have since been renegotiated, but the additional costs to the Company arising from this renegotiation are not significant.

CSX Corporation (CSX) and Norfolk Southern Corporation (NS) are major railroads in the eastern United States which together transport most of the coal sold by the Company. CSX and NS have agreed to acquire Conrail Inc. (Conrail), another major railroad, whose primary service area is the Northeastern United States, and to divide Conrail's assets between them. Costs of the reconstituted CSX and NS may be somewhat lower than the costs of those railroads prior to the acquisition. If lower costs are realized and freight rates are lowered as a consequence, the coal of some producers could become less costly on a delivered basis and therefore gain a competitive advantage in some markets. It is not possible to predict with certainty the effects of the proposed combination on interregional competition and, specifically, on the Company.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1997 and 1996:
                                         1997         1996
                                           (In thousands)
   Cash provided by (used in)
     Operating activities
      Before changes in operating
       assets and liabilities . . . . . $38,322      $22,346
      Changes in operating assets and
       liabilities. . . . . . . . . . .  (7,570)       3,593
                                         30,752       25,939
     Investing activities . . . . . . . (11,111)     (15,971)
     Financing activities . . . . . . .  (9,079)     (10,681)
   Increase (decrease) in cash and cash
    equivalents . . . . . . . . . . . . $10,562        $(713)

Cash provided by operating activities before changes in operating assets and liabilities increased in the three months ended March 31, 1997, from the level in the same period of 1996 primarily because of a higher gross profit per ton of coal sold and higher sales volume. Those changes stemmed from the cost reductions and productivity increases described above. Cash used for changes in operating assets and liabilities in 1997 resulted primarily from an increase in trade accounts receivable because of a higher level of sales in the 1997 quarter, particularly in March, than in the comparable period in 1996. Cash provided by changes in operating assets and liabilities in 1996 reflects a reduction in trade accounts receivable and normal increases in operational liabilities partially offset by an increase in inventories.

The decrease in cash used in investing activities from the first quarter of 1996 to the first quarter of 1997 resulted from both lower purchases of property, plant, and equipment and lower advances on prepaid royalties, which declined $3.6 million and $1.9 million, respectively. Those decreases were partially offset by somewhat lower proceeds from the sale of property, plant, and equipment in the 1997 quarter than in the 1996 quarter.

Cash used in financing activities declined $1.6 million principally because $1.4 million was used to repurchase some of the Company's stock in the 1996 quarter, but no stock was repurchased in 1997.

ASHLAND COAL, INC. AND SUBSIDIARIES

The Company's capital expenditures in the three months ended
March 31, 1997, were $10.9 million. Ashland Coal has budgeted capital expenditures of approximately $45 million for the remainder of 1997.

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

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement's termination in 1999. At March 31, 1997, the Company had borrowings of $15 million under this agreement. At March 31, 1997, the Company also had $152.9 million of indebtedness under senior unsecured notes maturing in 1997 through 2006. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 1997, there were $165 million of such agreements in effect with no borrowings outstanding. The Company expects to make payments on its indebtedness over the next 12 months totalling approximately $41 million from cash flow generated by operations. The Company expects that a payment of $25 million due on a senior note in September 1997 will be made from funds borrowed under the revolving credit agreement or bank lines of credit or both. Some of those borrowings are expected to be repaid during 1997.

Ashland Coal believes that over the next 12 months cash balances at March 31, 1997, and cash flow generated by operating activities will be adequate to fund anticipated capital expenditures and to reduce debt as discussed above. Over the longer term, Ashland Coal believes that cash flow from operations will be adequate to fund anticipated capital expenditures, to reduce the level of long-term borrowings, and to pay other commitments when due.

Contingencies

Under the 1977 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $33 million. The accrual for reclamation and closing costs, which is included in other long-term liabilities and in accrued expenses, was $12.7 million and $13.2 million at March 31, 1997, and December 31, 1996, respectively.

Ashland Coal is a party to numerous claims and lawsuits such as personal injury claims, claims for property damage, and claims by lessors, that are typical of the sorts of claims encountered in the coal industry and to claims related to labor and employment of the sort encountered by employers in general. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $1.8 million (included in other long-term liabilities) and believes that probable insurance recoveries of $.5 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $3.5 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

ASHLAND COAL, INC. AND SUBSIDIARIES

Certain Risk Factors

Credit risk - Ashland Coal markets its coal principally to electric utilities in the United States and Europe. Most electric utilities with whom the Company conducts business are stable, well-capitalized entities with favorable credit ratings. Deregulation in the electric utility industry may adversely affect the creditworthiness of some utilities. Generally, credit is extended based on the evaluation of the customer's financial condition, and collateral is not required. Historically, credit losses have been minimal.

Price risk - Selling prices for Ashland Coal's products are determined by long-term contracts and the spot market. Selling prices in many of Ashland Coal's long-term contracts are adjusted for changes in certain price indices and labor costs, including wage rates and benefits under the Wage Agreement or any successor agreement. Some of the long-term contracts permit adjustment in contract price for changes in market conditions. Falling market prices raise the price risk under these contracts. Some of the long-term contracts also provide for price adjustment if certain federal and state levies on coal mining and processing are changed or if new laws, rules, or regulations are enacted that change the cost of mining, processing, or transporting the coal under those contracts. Spot prices fluctuate primarily because of changes in coal demand and supply. Demand for coal in the short term is primarily driven by changes in demand for electricity in the general areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related. The coal industry is highly competitive, and Ashland Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the Environmental Protection Agency, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying competition between producers in the eastern United States and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

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

Interest-rate risk - Ashland Coal has significant debt and lease obligations which are linked to short-term interest rates. If interest rates rise, Ashland Coal's costs relative to those
obligations would also rise.   For example, the Company estimates
that currently a 1% increase in short-term interest rates would reduce income before income taxes by approximately $1.1 million per year. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Ashland Coal believes that the negative effects of higher interest rates on Ashland Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices. Additionally, the Company has the capability to fix its interest rates on borrowings under its revolving credit agreement for periods up

ASHLAND COAL, INC. AND SUBSIDIARIES
to 12 months and from time to time utilizes certain types of derivative securities to manage its interest-rate risk. Either extending the term of short-term borrowings at fixed rates or using derivatives may reduce the adverse impact of increases in interest rates upon Ashland Coal.

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. At March 31, 1997, the Company had entered into interest-rate swap agreements having a total notional value of $50 million. These swap amounts were used to convert fixed-rate debt to a variable rate. Under these agreements, the Company receives a weighted average fixed rate of 6.66% and was paying a weighted average variable rate at March 31, 1997, of 5.67%. The average remaining life on these swaps at March 31, 1997, was approximately 52 months. During the first quarter of 1997, interest rates rose, and the Company chose to increase its exposure to variable interest rates by selling $25 million of reverse swap agreements that had been in place. A gain totalling $.2 million was realized on the sale. The terms and amounts of the swaps coincide with the stated maturities of the fixed-rate debt obligations being converted. The variable rates are adjusted using six months LIBOR. The Company's exposure to large interest-rate fluctuations on its variable rate debt has been mitigated through the purchase of short-term interest-rate caps totalling $10 million as of March 31, 1997.

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

The Company's profitability will be substantially dependent upon its ability to mine its reserves at competitive costs and to replace depleted reserves with new reserves that can be mined at competitive costs. There can be no assurance that replacement reserves will be available when required or whether such replacement reserves can be mined at costs comparable to the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by the production of such mines.

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

ASHLAND COAL, INC. AND SUBSIDIARIES

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

Any one or a combination of changes in demand; fluctuations in selling prices; routine operational, geologic, transportation and weather-related factors; unexpected regulatory changes or results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Hobet 21, Dal-Tex or Mingo Logan complexes for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. The effect of such a disruption at Mingo Logan would be particularly severe because of the high volume of coal produced at that complex and the relatively high contribution to operating income by the sale of each ton of that coal. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

                      Part II - Other Information

Item 1. Legal Proceedings

   The claims of Addington Enterprises, Inc. and certain of its affiliates against the Company, Hobet Mining, Inc. and a Company officer, and the Company's cross claims in such litigation, all as previously reported in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, have been settled by agreement of such parties dated April 24, 1997. Claims of all parties not affiliated with Addington Enterprises, Inc. in such litigation are anticipated to be settled prior to May 9, 1997, for a nominal amount. The amounts paid by the Company and to be paid by it pursuant to this agreement have not and will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

Item 6. Exhibits and Reports on Form 8-K

   (a)  27  Financial Data Schedule

   (b)  Reports on Form 8-K

   The following reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this Report:

        Current Report on Form 8-K dated January 27, 1997, reporting that the Boards of Directors of the Company and Arch had reached an agreement in principle to combine the companies and that the agreed exchange ratio in the transaction would result in former Company stockholders holding 48% of the combined company.

        Current Report on Form 8-K dated April 4, 1997, wherein the Company reported that it and Arch had executed a definitive Merger Agreement, and wherein the Company filed a copy of its press release on the subject and the definitive Merger Agreement.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ASHLAND COAL, INC.
                              (Registrant)


Date: May 1, 1997             /s/  William M. Gerrick
                              William M. Gerrick
                              Controller (Chief Accounting
                               Officer)


Date: May 1, 1997             /s/   Roy F. Layman
                              Roy F. Layman
                              Administrative Vice President
                              and Secretary

                          Ashland Coal, Inc.
              Form 10-Q for Quarter Ended March 31, 1997


                           INDEX TO EXHIBITS

ITEM

27   Financial Data Schedule