Form 10-Q/A
period 1997-03-31
ASHLAND COAL INC
filed 1997-05-30
CIK 833890

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                 FORM 10-Q/A-1

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM____ TO____

                         COMMISSION FILE NUMBER 1-9993

                              ASHLAND COAL, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                    61-0880012
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

2205 FIFTH STREET ROAD, HUNTINGTON, WEST VIRGINIA            25701
   (Address of principal executive offices)                (Zip Code)

   P.O. BOX 6300, HUNTINGTON, WEST VIRGINIA                  25771
            (Mailing Address)                              (Zip Code)


       Registrant's telephone number, including area code (304)526-3333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __
                                       ---

At April 28, 1997, there were 13,520,952 shares of registrant's common stock outstanding.

================================================================================

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

Outlook

Ashland Coal and Arch have signed a definitive agreement to merge the two companies in a tax-free reorganization, which will be accounted for as a purchase by Arch. After the merger, Ashland Coal and Arch stockholders will hold approximately 48 percent and 52 percent of the combined company, respectively. Consummation of the merger, which is subject to approval by Ashland Coal's stockholders, is expected to occur about June 30, 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 on December 31, 1997, and at that time will present recomputed earnings per share (EPS) for all prior periods using the methodology specified by SFAS 128. Although the company has not yet determined the full effect of SFAS 128, it believes that basic EPS as computed under SFAS 128 will be somewhat greater that primary EPS as computed under the prior accounting rules. Basic EPS excludes the dilutive effect of common stock equivalents (such as stock options awarded to the Company's employees), but primary EPS includes that effect. In addition, the Company's convertible preferred stock will be less dilutive under SFAS 128 than under the prior rules. The Company also believes that diluted EPS computed in accordance with SFAS 128 will be slightly higher than fully diluted EPS as computed under the prior accounting rules.

Prices for Company coal sold in the spot market in the first quarter of 1997 were higher than such prices in the last quarter of 1996. However, because of its level of spot and contract commitments for the balance of 1997, the Company does not expect that changes in spot prices during the balance of 1997 would have a material effect on the Company's results of operations.

The National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which covers the employees of Hobet Mining, Inc. (Hobet) represented by the United Mine Workers of America (UMWA), provided for wage increases totaling $1.30 per hour over the first three years, changes in the health care plan intended to reduce costs, and improvements in work rules. Wage levels and certain benefits under the Wage Agreement have since been renegotiated, but the additional costs to the Company arising from this renegotiation are not significant.

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

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1997 and 1996:

                                                                                 1997           1996
                                                                                 ------         ------
                                                                                    (In thousands)
     Cash provided by (used in)
      Operating activities
       Before changes in operating assets and liabilities...................  $  38,322     $  22,346
       Changes in operating assets and liabilities..........................     (7,570)        3,593
                                                                                -------         -----
                                                                                 30,752        25,939
      Investing activities..................................................    (11,111)      (15,971)
      Financing activities..................................................     (9,079)      (10,681)
                                                                                -------         -----
    Increase (decrease) in cash and cash equivalents........................  $  10,562     $    (713)
                                                                              =  ======     =   =====

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

The decrease in cash used in investing activities from the first quarter to 1996 to the first quarter of 1997 resulted from both lower purchases of property, plant, and equipment and lower advances on prepaid royalties, which declined $3.6 million and $1.9 million, respectively. Those decreases were partially offset by somewhat lower proceeds from the sale of property, plant, and equipment in the 1997 quarter than in the 1996 quarter.

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

Ashland Coal has a revolving credit agreement with a group of banks that provides for borrowings of up to $500 million until the agreement's termination in 1999. At March 31, 1997, the Company had borrowings of $15 million under this agreement. At March 31, 1997, the Company also had $152.9 million of indebtedness under senior unsecured notes maturing in 1997 through 2006. Ashland Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 1997, there were $165 million of such agreements in effect with no borrowings outstanding. The Company expects to make payments on its indebtedness over the next 12 months totaling approximately $41 million from cash flow generated by operations. The Company expects that a payment of $25 million due on a senior note in September 1997 will be made from funds borrowed under the revolving credit agreement or bank lines of credit or both. Some of those borrowings are expected to be repaid during 1997.

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

Contingencies

Under the 1997 Surface Mining Control and Reclamation Act, a mine operator is responsible for postmining reclamation on every mine for at least five years after the mine is closed. Ashland Coal performs a substantial amount of reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred. The remaining costs of reclamation are estimated and accrued as mining progresses. In addition, the Company accrues the costs of removal at the conclusion of mining of roads, preparation plants, and other facilities and other costs (collectively, closing costs) over the lives of the various mines. Closing costs, in the aggregate, are estimated to be approximately $33 million. The accrual for reclamation and closing costs, which is included in other long-term liabilities and in accrued expenses, was $12.7 million and $13.2 million at March 31, 1997, and December 31, 1996, respectively.

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

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. At March 31, 1997, the Company had entered into interest-rate swap agreements having a total notional value of $50 million. These swap amounts were used to convert fixed-rate debt to a variable rate. Under these agreements, the Company receives a weighted average fixed rate of 6.66% and was paying a weighted average variable rate at March 31, 1997, of 5.67%. The average remaining life on these swaps at March 31, 1997, was approximately 52 months. During the first quarter of 1997, interest rates rose, and the Company chose to increase its exposure to variable interest rates by selling

$25 million of reverse swap agreements that had been in place. A gain totaling $.2 million was realized on the sale. The terms and amounts of the swaps coincide with the stated maturities of the fixed-rate debt obligations being converted. The variable rates are adjusted using six months LIBOR. The
Company's exposure to large interest-rate fluctuations on its variable rate debt has been mitigated through the purchase of short-term interest-rate caps totaling $10 million as of March 31, 1997.


Reliance on and Terms of Long-Term Coal Supply Contracts - The Company sells a substantial portion of its coal production pursuant to long-term supply contracts, which will significantly affect the stability and profitability of operations. Most of the long-term supply contracts currently in effect allow the Company to sell coal at a higher price than the price at which such coal could be sold in the spot market. The loss of long-term contracts, whether as a result of expiration, termination, suspension of performance or otherwise, could have a material adverse effect on the Company's results of operations and business. Such effect would be particularly adverse with respect to the loss of long-term contracts that permit the Company to sell coal at prices significantly higher than current market prices. The Company is currently a party to one such contract which expires in 2003 and provides for the delivery of approximately
1.3 million tons of low-sulfur coal annually.


The Company's long-term coal supply contracts price adjustment provisions, which permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties, and contain price reopener provisions, which provide for an upward or downward adjustment in the contract price based on market factors. The contracts also typically include stringent minimum and maximum coal quality specification and penalty or termination provisions for failure to meet such specifications, as well as force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party, including changes in or the effectiveness of legislation or regulations affecting such party. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers for the effected coal production at the same level of profitability.


From time to time, disputes with customers may arise under long-term contracts relating to, among other things, coal quality, pricing and quantity and applicability of certain contract terms. The Company may thus become involved in arbitration and legal proceedings regarding its long-term contracts. There can be no assurance that the Company will be able to resolve such disputes in a satisfactory manner.

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

The Company's coal production and sales are subject to a variety of operational, geological, transportation, and weather-related factors that routinely cause production to fluctuate. Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine--called a panel--are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown of unscheduled maintenance, could adversely affect production.

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

                                        ASHLAND COAL, INC.
                                        ----------------------
                                        (Registrant)

Date: 5/29/97                           /s/ Marc R. Solochek
                                        ----------------------
                                        Marc R. Solochek
                                        Senior Vice President and Chief
                                        Financial Officer - (Principal
                                        Financial Officer)

Date: 5/29/97                           /s/ Roy F. Layman
                                        -----------------
                                        Roy F. Layman
                                        Administrative Vice President
                                        and Secretary